Form 10-Q
period 2021-06-30
Integrated Cannabis Solutions, Inc.
filed 2021-08-12
CIK 1002771

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

or

☐     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____ to ____.

Commission File Number: 000-56291

Integrated Cannabis Solutions, Inc.
(Exact name of small business issuer as specified in its charter)

Nevada	90-1505708
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

6810 North State Road 7

Coconut Creek, Florida 33073

(Address of principal executive offices)

(954) 906-0098

(Company’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒     No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒     No ☐

The Company has 1,533,317,059 common stock shares outstanding as of August 12, 2021.

2

PART I – FINANCIAL INFORMATION

ITEM 1. Consolidated Financial Statements (Unaudited)

INTEGRATED CANNABIS SOLUTIONS, INC.

INTEGRATED CANNABIS SOLUTIONS, INC. AND SUBSIDIARY

UNAUDITED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2021	2020
ASSETS

CURRENT ASSETS
Prepaid expenses	$2,917	$3,000

TOTAL ASSETS	$2,917	$3,000

LIABILITIES, TEMPORARY EQUITY AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$396,837	$344,253
Notes payable	370,219	234,336
Advances from officer	119,484	110,504

Total Liabilities	886,540	689,093

COMMITMENTS AND CONTINGENCIES (SEE NOTE 7)

STOCKHOLDERS’ DEFICIT:
Preferred Series A stock, $0.0001 par value, 1,000,000 and 1,000,000 shares authorized, 992,400 and 993,400 issued and outstanding, respectively	99	100
Preferred Series B stock, $0.0001 par value, 600,000 and 600,000 shares authorized, no shares issued and outstanding, respectively	-	-
Preferred Series C stock, $0.0001 par value, 540,000 and 540,000 shares authorized, 540,000 and 540,000 shares issued and outstanding, respectively	54	54
Common stock, $0.0001 par value, 1,650,000,000 and 1,650,000,000 shares authorized, 1,533,317,059 and 1,483,317,059 shares issued and outstanding, respectively	153,332	148,332
Additional paid-in capital	2,619,845	2,624,844
Accumulated deficit	(3,656,953)	(3,459,423)

Total Stockholders’ Deficit	(883,623)	(686,093)

TOTAL LIABILITIES, TEMPORARY EQUITY AND STOCKHOLDERS’ DEFICIT	$2,917	$3,000

The accompanying footnotes are an integral part of these unaudited consolidated financial statements.

INTEGRATED CANNABIS SOLUTIONS, INC. AND SUBSIDIARY

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three months Ended June 30,		For the Six months Ended June 30,
	2021	2020	2021	2020

Revenue	$-	$-	$-	$-

Operating expenses:
Salaries and wages	45,000	45,000	90,000	90,000
Selling, general and administrative	8,088	3,052	14,088	5,098
Professional and legal fees	53,123	2,289	73,179	70,546
Total operating expenses	106,211	50,341	177,267	165,644

Loss from operations	(106,211)	(50,341)	(177,267)	(165,644)

Other expense:
Interest expense	(11,179)	(5,917)	(20,263)	(11,120)
Total other expense	(11,179)	(5,917)	(20,263)	(11,120)

Net loss	$(117,390)	$(56,258)	$(197,530)	$(176,764)

Net loss per common share - basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of shares outstanding - basic and diluted	1,484,415,960	1,181,888,488	1,483,869,545	1,167,602,773

The accompanying footnotes are an integral part of these unaudited consolidated financial statements.

INTEGRATED CANNABIS SOLUTIONS, INC. AND SUBSIDIARY

UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2021 AND 2020

	Common Stock		Preferred Stock Series A		Preferred Stock Series C		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance at March 31, 2020	1,153,317,059	$115,332	1,000,000	$100	540,000	$54	$2,657,844	$(3,233,746)	$(460,416)

Preferred Stock Series A conversion to common	100,000,000	10,000	(2,000)	-	-	-	(10,000)	-	-

Net loss	-	-	-	-	-	-	-	(56,258)	(56,258)
Balance at June 30, 2020	1,253,317,059	$125,332	998,000	$100	540,000	$54	$2,647,844	$(3,290,004)	$(516,674)

	Common Stock		Preferred Stock Series A		Preferred Stock Series C		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance at March 31, 2021	1,483,317,059	$148,332	993,400	$100	540,000	$54	$2,624,844	$(3,539,563)	$(766,233)

Preferred Stock Series A conversion to common	50,000,000	5,000	(1,000)	(1)	-	-	(4,999)	-	-

Net loss	-	-	-	-	-	-	-	(117,390)	(117,390)
Balance at June 30, 2021	1,533,317,059	$153,332	992,400	$99	540,000	$54	$2,619,845	$(3,656,953)	$(883,623)

The accompanying footnotes are an integral part of these unaudited consolidated financial statements.

INTEGRATED CANNABIS SOLUTIONS, INC. AND SUBSIDIARY

UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2021 AND 2020

	Common Stock		Preferred Stock Series A		Preferred Stock Series C		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance at December 31, 2019	1,153,317,059	$115,332	1,000,000	$100	540,000	$54	$2,657,844	$(3,113,240)	$(339,910)

Preferred Stock Series A conversion to common	100,000,000	10,000	(2,000)	-	-	-	(10,000)	-	-

Net loss	-	-	-	-	-	-	-	(176,764)	(176,764)
Balance at June 30, 2020	1,253,317,059	$125,332	998,000	$100	540,000	$54	$2,647,844	$(3,290,004)	$(516,674)

	Common Stock		Preferred Stock Series A		Preferred Stock Series C		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance at December 31, 2020	1,483,317,059	$148,332	993,400	$100	540,000	$54	$2,624,844	$(3,459,423)	$(686,093)

Preferred Stock Series A conversion to common	50,000,000	5,000	(1,000)	(1)	-	-	(4,999)	-	-

Net loss	-	-	-	-	-	-	-	(197,530)	(197,530)
Balance at June 30, 2021	1,533,317,059	$153,332	992,400	$99	540,000	$54	$2,619,845	$(3,656,953)	$(883,623)

The accompanying footnotes are an integral part of these unaudited consolidated financial statements.

INTEGRATED CANNABIS SOLUTIONS, INC. AND SUBSIDIARY

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Six months Ended June 30,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(197,530)	$(176,764)
Adjustment to reconcile net loss to net cash used in operating activities:
Change in operating assets and liabilities:
Prepaid expenses	83	-
Accounts payable and accrued expenses	52,584	123,775

NET CASH USED IN OPERATING ACTIVITIES	(144,863)	(52,989)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of notes payable	135,883	33,512
Advances from officer	8,980	19,477

NET CASH PROVIDED BY FINANCING ACTIVITIES	144,863	52,989

NET CHANGE IN CASH	-	-
Cash at beginning of year	-	-

CASH AT END OF YEAR	$-	$-

SUPPLEMENTAL DISCLOSURE FOR OPERATING ACTIVITIES:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Preferred Stock Series A conversion to common stock	$5,000	$10,000

The accompanying footnotes are an integral part of these unaudited consolidated financial statements.

INTEGRATED CANNABIS SOLUTIONS, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – INCORPORATION AND OPERATIONS

Integrated Cannabis Solutions, Inc. (the “Company”) is a Nevada corporation quoted on OTC Markets Pink under the ticker “IGPK” . The Company was formed on December 31, 2003 and had nominal operations during the years ended December 31, 2020 and 2019.

The Company plans to process hemp or biomass into Cannabidiol (“CBD”) by establishing a processing plant in Wisconsin to supply manufacturers or pharmaceutical companies for their manufacture, distribution and sale of CBD related products such as edibles for human consumption, vitamins, and multi-vitamins, and topical products for human use such as oils, tinctures, creams, oils and salves, and vaping liquids. The Company also plans to promote and assist in the establishment of a co-op with local farmers for the purpose of establishing a consistent supply of biomass and enter into long term supply contracts.

On May 21, 2019, the Company formed Integrated Farming Solutions, LLC, a limited liability company in Nevada. Integrated Farming Solutions, LLC is the Company’s wholly-owned subsidiary and has not yet begun operations. No assurance can be provided that the Company will be successful in implementing and executing on its business plans.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION

The accompanying unaudited interim consolidated financial statements of Integrated Cannabis Solutions, Inc. (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America and should be read in conjunction with the audited financial statements and notes thereto. In the opinion of management, such statements reflect all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the condensed financial statements of the Company as of June 30, 2021 and for the three and six months ended June 30, 2021 and 2020. The results of operations for the six months ended June 30, 2021 are not necessarily indicative of the results to be expected for the full year the full year ending December 31, 2021 or any other period. These unaudited condensed financial statements should be read in conjunction with the audited financial statements and related disclosures of the Company as of December 31, 2020 and for the year then ended.

The accompanying unaudited interim condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiary. All intercompany balances and transactions have been eliminated in consolidation.

Accounting method and use of estimates

The Company’s financial statements are prepared using the accrual method in accordance with Generally Accepted Accounting Principles in the United State of America (“GAAP”). The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Changes in estimates and assumptions are reflected in reported results in the period in which they become known. Significant estimates made by management include, but are not limited to, valuation of stock options, stock-based compensation, convertible debt and the valuation allowance associated with deferred tax assets. Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors, including the current economic environment, which management believes to be reasonable under the circumstances. Actual results could differ from those estimates.

Loss per Share

In accordance with the provisions of ASC 260, “Earnings Per Share”, net loss per share is computed by dividing net loss by the weighted-average shares of common stock outstanding during the period. During a loss period, the effect of the potential exercise of stock options and convertible debt are not considered in the diluted loss per share calculation since the effect would be anti-dilutive. The results of operations were a net loss for the three and six months ended June 30, 2021 and 2020, therefore, the basic and diluted weighted-average shares of common stock outstanding were the same for all years. The anti-dilutive shares of common stock outstanding as of June 30, 2021 and 2020 were as follows:

	June 30,
	2021	2020
Potentially dilutive securities:
Series A Preferred Stock	49,620,000,000	49,900,000,000
Series C Preferred Stock	131,707,317	341,772,152

INTEGRATED CANNABIS SOLUTIONS, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Recent Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect and that may impact its consolidated financial statements. The Company does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

NOTE 3 – GOING CONCERN

At June 30, 2021, the Company had a working capital deficit of $883,623 and has yet to commence its plan of operations. The Company’s current liquidity resources are insufficient to fund its anticipated level of operations for at least the next 12 months from the date these financial statements were issued. As a result, there is substantial doubt regarding the Company’ ability to continue as a going concern.

The Company’s ability to continue operations depends on its ability to generate and grow revenue and results of operations as well as its ability to access capital markets when necessary to accomplish its strategic objectives. The Company expects that it will continue to incur losses for the immediate future and will need additional equity or debt financing until the Company can achieve profitability and positive cash flows from operating activities. The Company’s future capital requirements for its operations will depend on many factors, including the ability to generate revenues and its ability to obtain capital. There is no assurance that the Company will be successful in any capital-raising efforts that it may undertake to fund operations and implement its business plan in the future.

NOTE 4 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

As of June 30, 2021 and December 31, 2020, accounts payable and accrued expenses consisted of the following:

	June 30,	December 31,
	2021	2020
Accounts payable	$15,630	$73,310
Accrued payroll	320,000	230,000
Accrued interest payable	61,207	40,943
Total	$396,837	$344,253

NOTE 5 – RELATED PARTY TRANSACTIONS

The Company’s Chief Executive Officer (“CEO”) advanced $5,980 by paying expenses on behalf of the Company during the six months ended June 30, 2021 for working capital purposes. The Company accrues $500 per month for rent and use of the CEO’s office space. The loans bear interest at 10% per annum and are payable on demand. The balance of the loans were $119,484 and $110,504 and accrued interest was $22,797 and $17,168 as of June 30, 2021 and December 31, 2020, respectively. Interest expense was $5,629 and $4,444 for the six months ended June 30, 2021 and 2020, respectively

INTEGRATED CANNABIS SOLUTIONS, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 – NOTES PAYABLE

During the six months ended June 30, 2021, a third party lender advanced a total of $128,383 for working capital purposes under a demand note. The advances accrue interest at 10% per annum and are due on demand. The balance on the note was $362,719 and $234,336 and accrued interest was $38,223 and $23,775 as of June 30, 2021 and December 31, 2020, respectively. Interest expense was $14,447 and $6,676 for the six months ended June 30, 2021 and 2020, respectively.

During the six months ended June 30, 2021, a third party lender advanced a total of $7,500 for working capital purposes under a demand note. The advance accrues interest at 10% per annum and is due on demand. The balance on the note was $7,500 and accrued interest was $187 as of June 30, 2021. Interest expense was $187 for the six months ended June 30, 2021.

NOTE 7 – COMMITMENTS AND CONTINGENCIES

The Company from time to time is party to certain lawsuits, legal proceedings and various claims relating to matters in the normal course of its business. Liabilities for such matters are accrued when it is probable that a liability has been incurred and the amount can be reasonably estimated. When only a range of possible loss can be established, the most probable amount in the range is accrued. If no amount within this range is a better estimate than any other amount within the range, the minimum amount in the range is accrued. The accrual for a litigation loss contingency might include, for example, estimates of potential damages, outside legal fees and other directly related costs expected to be incurred. As of June 30, 2021, and through the date these financial statements were issued, there were no legal proceedings requiring recognition or disclosure in the unaudited condensed consolidated financial statements.

On January 1, 2018, the Company entered into an employment agreement with the CEO. Under the terms of the employment agreement, the Company was to pay the CEO a salary at a rate of $180,000 for the 2018 calendar year, $300,000 for the 2019 calendar year, and $500,000 for the 2020 calendar year. On December 31, 2019, the CEO’s salary was reduced to $180,000 per year effective on January 1, 2020 and the aggregate of previously accrued wages were reduced to $50,000 in total.

The Company has accrued $320,000 and $230,000 as of June 30, 2021 and December 31, 2020, respectively, and recognized $90,000 and $90,000 in wage expense for the six months ended June 30, 2021 and 2020, respectively.

NOTE 8 – COMMON STOCK

During the six months ended June 30, 2021 and 2020, a holder of 1,000 and 2,000 shares of our Preferred Series A stock converted those shares into 50,000,000 and 100,000,000 shares of the Company’s common stock, respectively.

NOTE 9– SUBSEQUENT EVENTS

The Company has evaluated subsequent events for financial statement purposes, there were none occurring through the date these financial statements were ready for issuance, that require disclosure in these consolidated financial statements.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We were originally incorporated on October 9, 1995 in Texas under the name, Posh International, Inc.. On December 31, 2003, we changed our domicile from Texas to Nevada.

Our headquarters are in Coconut Creek, FL. We have experienced recurring losses and negative cash flows from operations since inception, including in our current business model. We anticipate that our expenses will increase as we ramp up our expansion, which likely will lead to additional losses, until such time that we approach profitability, or which there are no assurances. We have relied on equity and debt financing to fund operations. There can be no guarantee that we will ever become profitable, or that adequate additional financing will be realized in the future or otherwise may be available to us on acceptable terms, or at all. If we are unable to raise capital when needed, we would be forced to delay development of our operations. We will need to generate significant revenues to achieve profitability, of which there are no assurances.

Trends and Uncertainties

Our business is subject to the following trends and uncertainties:

•	State and Federal laws regarding growing and processing industrial hemp; currently hemp is legal to be grown in all 50 States pursuant to the 2018 Farm Act signed into law in July of 2018.
•	With the passing of the Farm Act, more growers have entered the market causing the price of refined hemp to drop; we believe this will continue to drop for another year before the market stabilizes
•	Testing requirements have and will continue to evolve meaning less Biomass maybe available to refine designated as pharmaceutical grade
•	Weather is a major factor, with wild climate swings taking place this could also cause a shortage in available Biomass.

Going Concern

At June 30, 2021, we had a working capital deficit of $883,623. To date, we have yet to commence our Plan of Operations and continue to rely on advances from our officer to continue our day-to-day activities. As a result, there is substantial doubt regarding our ability to continue as a going concern. Our ability to continue operations depends on our ability to generate and grow revenue and results of operations as well as our ability to access capital markets when necessary to accomplish our strategic objectives.

We expect that we will continue to incur losses for the immediate future and will need additional equity or debt financing until we can achieve profitability and positive cash flows from operating activities. Our future capital requirements for our operations will depend on many factors, including the ability to generate revenues and our ability to obtain capital. There is no assurance that we will be successful in any capital-raising efforts that we may undertake to fund our operations and implement our business plan

Our plans to implement our Plan of Operations include the following:

•	Renting space in an area in Wisconsin where we can setup a processing lab to processing some of the Biomass harvested during 2019.
•	Once the processing lab is set up, we will meet with farmers in the area growing hemp and seek to form a co-op with them, where they farm the crop, and we process the crop and sell the Isolate.

The foregoing goals will increase expenses and lead to possible net losses. There is no assurance that we will ever be profitable or that debt or equity financing will be available to us. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result should we be unable to continue as a going concern. There is no assurance we will be successful in any of these goals.

Results of Operations

The following information should be read in conjunction with the financial statements and notes appearing elsewhere in this Report. We have not generated any revenues from inception to date. We anticipate that we may not receive any significant revenues from operations until we begin our planned operations to process hemp or biomass into Cannabidiol (“CBD”) by establishing a processing plant in Wisconsin to supply manufacturers or pharmaceutical companies for their manufacture, distribution and sale of CBD related products such as edibles for human consumption, vitamins, and multi-vitamins, and topical products for human use such as oils, tinctures, creams, oils and salves, and vaping liquids. We also plan to promote and assist in the establishment of a co-op with local farmers for the purpose of establishing a consistent supply of biomass and enter into long term supply contracts.

For the Three Months Ended June 30, 2021 and June 30, 2020

Revenues

We had no revenues for the three months ended June 30, 2021 and 2020.

Operating Expenses

Our operating expenses for three months ended June 30, 2021 and 2020 totaled $106,211 and $50,341, respectively. The $55,870 increase in our operating expenses is due to a $50,834 increase in professional and legal fees and a $5,036 increase in general and administrative expenses compared to the 2020 period.

Other Income and Expenses

Total other expenses consisted of interest expense of $11,179 and $5,917 for the three months ended June 30, 2021 and 2020, respectively.

Net Loss

We recognized net losses of $117,390 and $56,258 for the three months ended June 30, 2021 and 2020, respectively. The net losses are due to the $106,211 and $50,341 in operating expenses, as well as the $11,179 and $5,917 in other expenses for years ended three months ended June 30, 2021 and 2020, respectively, as discussed above.

We anticipate losses from operations will increase during the next twelve months due to anticipated increased payroll expenses as we add necessary staff and increases in legal and accounting expenses associated with maintaining a reporting company. We expect that we will continue to have net losses from operations for several years until revenues from operating facilities become sufficient to offset operating expenses.

For the Six Months Ended June 30, 2021 and June 30, 2020

Revenues

We had no revenues for the six months ended June 30, 2021 and 2020.

Operating Expenses

Our operating expenses for six months ended June 30, 2021 and 2020 totaled $177,267 and $165,644, respectively. The $11,623 increase in operating expenses is due to a $2,633 increase in professional and legal fees and a $8,990 increase in general and administrative expenses compared to the 2020 period.

Other Income and Expenses

Total other expenses consisted of interest expense of $20,263 and $11,120 for the six months ended June 30, 2021 and 2020, respectively.

Net Loss

We recognized net losses of $197,530 and $176,764 for the six months ended June 30, 2021 and 2020, respectively. The net losses are due to the $177,267 and $165,644 in operating expenses, as well as the $20,263 and $11,120 in other expenses for six months ended June 30, 2021 and 2020, respectively, as discussed above.

We anticipate losses from operations will increase during the next twelve months due to anticipated increased payroll expenses as we add necessary staff and increases in legal and accounting expenses associated with maintaining a reporting company. We expect that we will continue to have net losses from operations for several years until revenues from operating facilities become sufficient to offset operating expenses.

Liquidity and Capital Resources

We have generated no revenues since inception. We have obtained cash for operating expenses mainly through advances and/or loans from affiliates and stockholders.

At June 30, 2021, we had a working capital deficit of $883,623 and have yet to commence our plan of operations. Our current liquidity resources are not sufficient to fund our anticipated level of operations. As a result, there is substantial doubt regarding our ability to continue as a going concern. Our ability to continue operations depends on our ability to generate and grow revenue as well as access capital markets when necessary to fund strategic objectives. We expect to continue to incur losses for the immediate future and will need additional equity or debt financing until we can achieve profitability and positive cash flows from operating activities. There is no assurance that the Company will be successful in any capital-raising efforts that it may undertake to fund operations and implement our business plan in the future.

Net Cash Used in Operating Activities.

During the three months ended June 30, 2021 and 2020, our net cash used in operating activities was $144,863 and $52,989, respectively. Cash flows used from operations mainly consists of net losses as discussed above, partially offset by decreases of $52,584 and $123,775 in accounts payable and accrued expenses during the three months ended June 30, 2021 and 2020, respectively. Our primary uses of funds in operations were payments made for legal and professional costs.

Net Cash Provided by Investing Activities.

We had no cash investing activities during the three months ended June 30, 2021 and 2020.

Net Cash Provided by Financing Activities.

Net cash provided by financing activities during the three months ended June 30, 2021 and 2020 totaled $144,863 and $52,989, respectively. We received $8,980 and $19,477 in officer advances and $135,883 and $33,512 in proceeds from issuance of notes payable during the three months ended June 30, 2021 and 2020, respectively.

Cash Position and Outstanding Indebtedness.

Our total indebtedness at June 30, 2021 and December 31, 2020 was $886,540 and $689,093, respectively, all of which are considered current liabilities. Current liabilities consist primarily of accounts payable and accrued expenses, advances from officer and notes payable.

At June 30, 2021 and December 31, 2020, we had $2,917 and $3,000 current assets and our working capital deficit was $883,623 and $686,093, respectively.

Off-Balance Sheet Arrangements

We have not and do not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of establishing off-balance sheet arrangements or other contractually narrow or limited purposes. Therefore, we do not believe we are exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

The following discussion should be read in conjunction with our consolidated financial statements and the related notes. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements.

Plan of Operations

Once we commence our plan of operations, we anticipate that we will incur approximately $2.1 million of total expenses during the initial 12 months, including hiring personnel, purchasing lab equipment, and training over the first three months of our operations at a burn rate of $54,550 per month. During months 4 to 12 of our Plan of Operations, our burn rate is estimated at $232,216 per month. Based on our current working capital deficit and our absence of any historical revenues, we will have to rely on our sole officer and third-party financing to fund our operations. The initial 12-month Plan of Operations is contingent upon obtaining a minimum financing of at least $1,296,416.

There are no assurances that we will be able to obtain financing or on terms acceptable to us. Our Plan of Operations will begin four months after we receive financing, if ever. We have researched and identified the equipment needed to operate a plant capable of initially processing one acre per day that can be expanded to processing three to five acres per day; we have not yet purchased any equipment. We have not offered any services to local or out of state farmers at this time. It will take approximately four months to begin operations after the order and delivery of the processing equipment, after which we will introduce ourselves to the local farms in a hundred-mile radius around the plant, in an attempt to enter into multi-year processing agreements. We will also complete a website that will offer the finished product Isolate for sale by the liter and encourage buyers to enter into annual contracts for a minimum number of liters per month at a discount.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 4. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure the information required to be disclosed in our reports filed pursuant to the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and that such information is accumulated and communicated to our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

As of June 30, 2021, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and our principal financial officer of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this report.

The determination that our disclosure controls and procedures were not effective as of June 30, 2021 is a result of not having adequate staffing and supervision within the accounting operations of our Company. The Company plans to expand its accounting operations as the business of the Company expands.

MANAGEMENT’S QUARTERLY REPORT ON INTERNAL CONTROLS OVER FINANCIAL REPORTING CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

There have been no changes in our internal controls over financial reporting during the quarter ended June 30, 2021 that have materially affected or are reasonably likely to materially affect our internal controls.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None

ITEM 1A RISK FACTORS

As a smaller reporting company, we are not required to include risk factors; however, our S-1 Registration Statement contains various risk factors at the following link:

https://www.sec.gov/Archives/edgar/data/1002771/000147793221003534/igpk_s1a.htm

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINING SAFETY DISCLOSURE

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

EXHIBIT INDEX

Exhibit Number	Description
31.1	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTEGRATED CANNABIS SOLUTIONS, INC.

Date: August 12, 2021	By:	/s/ Matt Dwyer
Matt Dwyer
Chief Executive Officer
(Principal Executive Officer & Chief Executive Officer)

By:	/s/ Matt Dwyer
Matt Dwyer
Chief Financial Officer
(Chief Financial Officer/Chief Accounting Officer)

