Form 10-Q
period 2021-09-30
Integrated Cannabis Solutions, Inc.
filed 2021-11-15
CIK 1002771

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

or

☐     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____ to ____.

Commission File Number

Integrated Cannabis Solutions, Inc.
(Exact name of small business issuer as specified in its charter)

Nevada	90-1505708
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

6810 North State Road 7

Coconut Creek, Florida 33073

(Address of principal executive offices)

(954) 906-0098

(Company’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒   No ☐

The Company has 1,533,317,059 common stock shares outstanding as of November 11, 2021.

2

PART I – FINANCIAL INFORMATION

ITEM 1. Consolidated Financial Statements (Unaudited)

INTEGRATED CANNABIS SOLUTIONS,  INC.

INTEGRATED CANNABIS SOLUTIONS, INC. AND SUBSIDIARY

UNAUDITED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2021	2020
ASSETS

current assets
Prepaid expenses	$10,000	$3,000

Total assets	$10,000	$3,000

LIABILITIES, TEMPORARY EQUITY AND STOCKHOLDERS' DEFICIT

CURRENT Liabilities:
Accounts payable and accrued expenses	$456,099	$344,253
Notes payable	395,419	234,336
Advances from officer	136,168	110,504

Total Liabilities	987,686	689,093

Commitments and Contingencies (See Note 7)

Stockholders' deficit:
Preferred Series A stock, $0.0001 par value, 1,000,000 and 1,000,000 shares authorized, 992,400 and 993,400 issued and outstanding, respectively	99	100
Preferred Series B stock, $0.0001 par value, 600,000 and 600,000 shares authorized, no shares issued and outstanding, respectively	-	-
Preferred Series C stock, $0.0001 par value, 540,000 and 540,000 shares authorized, 540,000 and 540,000 shares issued and outstanding, respectively	54	54
Common stock, $0.0001 par value, 1,650,000,000 and 1,650,000,000 shares authorized, 1,533,317,059 and 1,483,317,059 shares issued and outstanding, respectively	153,332	148,332
Additional paid-in capital	2,619,845	2,624,844
Accumulated deficit	(3,751,016)	(3,459,423)

Total Stockholders' Deficit	(977,686)	(686,093)

Total liabilities, TEMPORARY EQUITY and stockholders' deficit	$10,000	$3,000

The accompanying footnotes are an integral part of these unaudited consolidated financial statements.

INTEGRATED CANNABIS SOLUTIONS, INC. AND SUBSIDIARY

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three months Ended September 30,		For the Nine months Ended September 30,
	2021	2020	2021	2020

Revenue	$-	$-	$-	$-

Operating expenses:
Salaries and wages	45,000	45,000	135,000	135,000
Selling, general and administrative	6,642	1,950	20,730	6,963
Professional and legal fees	29,354	-	102,533	70,631
Total operating expenses	80,996	46,950	258,263	212,594

Loss from operations	(80,996)	(46,950)	(258,263)	(212,594)

Other expense:
Interest expense	(13,067)	(6,645)	(33,330)	(17,766)
Total other expense	(13,067)	(6,645)	(33,330)	(17,766)

Net loss	$(94,063)	$(53,595)	$(291,593)	$(230,360)

Net loss per common share - basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of shares outstanding - basic and diluted	1,533,317,059	1,337,142,196	1,500,533,176	1,196,382,752

The accompanying footnotes are an integral part of these unaudited consolidated financial statements.

INTEGRATED CANNABIS SOLUTIONS, INC. AND SUBSIDIARY

UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021 AND 2020

	Common Stock		Preferred Stock Series A		Preferred Stock Series C		Additional		Total
	Shares	Amount	Shares	Amount	Shares	Amount	Paid-In Capital	Accumulated Deficit	Stockholders' Deficit

Balance at June 30, 2020	1,253,317,059	$125,332	998,000	$100	540,000	$54	$2,647,844	$(3,290,005)	$(516,675)

Preferred Stock Series A conversion to common	130,000,000	13,000	(2,600)	-	-	-	(13,000)	-	-

Net loss	-	-	-	-	-	-	-	(53,595)	(53,595)
Balance at September 30, 2020	1,383,317,059	$138,332	995,400	$100	540,000	$54	$2,634,844	$(3,343,600)	$(570,270)

	Common Stock		Preferred Stock Series A		Preferred Stock Series C		Additional		Total
	Shares	Amount	Shares	Amount	Shares	Amount	Paid-In Capital	Accumulated Deficit	Stockholders' Deficit

Balance at June 30, 2021	1,533,317,059	$153,332	992,400	$99	540,000	$54	$2,619,845	$(3,656,953)	$(883,623)

Net loss	-	-	-	-	-	-	-	(94,063)	(94,063)
Balance at September 30, 2021	1,533,317,059	$153,332	992,400	$99	540,000	$54	$2,619,845	$(3,751,016)	$(977,686)

The accompanying footnotes are an integral part of these unaudited consolidated financial statements.

INTEGRATED CANNABIS SOLUTIONS, INC. AND SUBSIDIARY

UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021 AND 2020

	Common Stock		Preferred Stock Series A		Preferred Stock Series C		Additional		Total
	Shares	Amount	Shares	Amount	Shares	Amount	Paid-In Capital	Accumulated Deficit	Stockholders' Deficit
Balance at December 31, 2019	1,153,317,059	$115,332	1,000,000	$100	540,000	$54	$2,657,844	$(3,113,240)	$(339,910)

Preferred Stock Series A conversion to common	230,000,000	23,000	(4,600)	-	-	-	(23,000)	-	-

Net loss	-	-	-	-	-	-	-	(230,360)	(230,360)
Balance at September 30, 2020	1,383,317,059	$138,332	995,400	$100	540,000	$54	$2,634,844	$(3,343,600)	$(570,270)

	Common Stock		Preferred Stock Series A		Preferred Stock Series C		Additional		Total
	Shares	Amount	Shares	Amount	Shares	Amount	Paid-In Capital	Accumulated Deficit	Stockholders' Deficit
Balance at December 31, 2020	1,483,317,059	$148,332	993,400	$100	540,000	$54	$2,624,844	$(3,459,423)	$(686,093)

Preferred Stock Series A conversion to common	50,000,000	5,000	(1,000)	(1)	-	-	(4,999)	-	-

Net loss	-	-	-	-	-	-	-	(291,593)	(291,593)
Balance at September 30, 2021	1,533,317,059	$153,332	992,400	$99	540,000	$54	$2,619,845	$(3,751,016)	$(977,686)

The accompanying footnotes are an integral part of these unaudited consolidated financial statements.

INTEGRATED CANNABIS SOLUTIONS, INC. AND SUBSIDIARY

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Nine months Ended September 30,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(291,593)	$(230,360)
Adjustment to reconcile net loss to net cash used in operating activities:
Change in operating assets and liabilities:
Prepaid expenses	(7,000)	-
Accounts payable and accrued expenses	111,846	147,432

Net cash used in operating activities	(186,747)	(82,928)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of notes payable	161,083	59,713
Advances from officer	25,664	23,215

Net cash provided by financing activities	186,747	82,928

NET CHANGE IN CASH	-	-
Cash at beginning of year	-	-

CASH AT END OF YEAR	$-	$-

SUPPLEMENTAL DISCLOSURE FOR OPERATING ACTIVITIES:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Preferred Stock Series A conversion to common stock	$5,000	$23,000

The accompanying footnotes are an integral part of these unaudited consolidated financial statements.

INTEGRATED CANNABIS SOLUTIONS, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – INCORPORATION AND OPERATIONS

Integrated Cannabis Solutions, Inc. (the “Company”) is a Nevada corporation quoted  on OTC Markets Pink under the ticker "IGPK" . The Company was formed on December 31, 2003 and had nominal operations during the years ended December 31, 2020 and 2019.

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION

The accompanying unaudited interim consolidated financial statements of Integrated Cannabis Solutions, Inc. (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America and should be read in conjunction with the audited financial statements and notes thereto. In the opinion of management, such statements reflect all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the condensed financial statements of the Company as of September 30, 2021 and for the three and nine months ended September 30, 2021 and 2020. The results of operations for the nine months ended September 30, 2021 are not necessarily indicative of the results to be expected for the full year the full year ending December 31, 2021 or any other period. These unaudited condensed financial statements should be read in conjunction with the audited financial statements and related disclosures of the Company as of December 31, 2020 and for the year then ended.

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

INTEGRATED CANNABIS SOLUTIONS, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Loss per Share

In accordance with the provisions of ASC 260, “Earnings Per Share”, net loss per share is computed by dividing net loss by the weighted-average shares of common stock outstanding during the period. During a loss period, the effect of the potential exercise of stock options and convertible debt are not considered in the diluted loss per share calculation since the effect would be anti-dilutive. The results of operations were a net loss for the three and nine months ended September 30, 2021 and 2020, therefore, the basic and diluted weighted-average shares of common stock outstanding were the same for all years. The anti-dilutive shares of common stock outstanding as of September 30, 2021 and 2020 were as follows:

	September 30,
	2021	2020
Potentially dilutive securities:
Series A Preferred Stock	49,670,000,000	49,900,000,000
Series C Preferred Stock	137,755,102	446,280,992

Recent Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect and that may impact its consolidated financial statements. The Company does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

NOTE 3 – GOING CONCERN

At September 30, 2021, the Company had a working capital deficit of $977,686 and has yet to commence its plan of operations. The Company’s current liquidity resources are insufficient to fund its anticipated level of operations for at least the next 12 months from the date these financial statements were issued. As a result, there is substantial doubt regarding the Company’ ability to continue as a going concern.

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

NOTE 4 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

As of September 30, 2021 and December 31, 2020, accounts payable and accrued expenses consisted of the following:

	September 30,	December 31,
	2021	2020
Accounts payable	$16,826	$73,310
Accrued payroll	365,000	230,000
Accrued interest payable	74,273	40,943
Total	$456,099	$344,253

INTEGRATED CANNABIS SOLUTIONS, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 – RELATED PARTY TRANSACTIONS

The Company’s Chief Executive Officer (“CEO”) advanced $25,664 by paying expenses on behalf of the Company during the nine months ended September 30, 2021 for working capital purposes. The Company accrues $500 per month for rent and use of the CEO’s office space. The loans bear interest at 10% per annum and are payable on demand. The balance of the loans were $136,168 and $110,504 and accrued interest was $26,010 and $17,168 as of September 30, 2021 and December 31, 2020, respectively. Interest expense was $8,843 and $6,955 for the nine months ended September 30, 2021 and 2020, respectively.

NOTE 6 – NOTES PAYABLE

During the nine months ended September 30, 2021, a third party lender advanced a total of $153,583 for working capital purposes under a demand note. The advances accrue interest at 10% per annum and are due on demand. The balance on the note was $387,919 and $234,336 and accrued interest was $47,819 and $23,775 as of September 30, 2021 and December 31, 2020, respectively. Interest expense was $24,043 and $10,810 for the nine months ended September 30, 2021 and 2020, respectively.

During the nine months ended September 30, 2021, a third party lender advanced a total of $7,500 for working capital purposes under a demand note. The advance accrues interest at 10% per annum and is due on demand. The balance on the note was $7,500 and accrued interest was $444 as of September 30, 2021. Interest expense was $444 for the nine months ended September 30, 2021.

NOTE 7 – COMMITMENTS AND CONTINGENCIES

The Company from time to time is party to certain lawsuits, legal proceedings and various claims relating to matters in the normal course of its business. Liabilities for such matters are accrued when it is probable that a liability has been incurred and the amount can be reasonably estimated. When only a range of possible loss can be established, the most probable amount in the range is accrued. If no amount within this range is a better estimate than any other amount within the range, the minimum amount in the range is accrued. The accrual for a litigation loss contingency might include, for example, estimates of potential damages, outside legal fees and other directly related costs expected to be incurred. As of September 30, 2021, and through the date these financial statements were issued, there were no legal proceedings requiring recognition or disclosure in the unaudited condensed consolidated financial statements.

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

The Company has accrued $365,000 and $230,000 as of September 30, 2021 and December 31, 2020, respectively, and recognized $135,000 and $135,000 in wage expense for the nine months ended September 30, 2021 and 2020, respectively.

On February 23, 2021, the Company and our Chief Executive Officer were served with a Complaint in the Superior Court for Sacramento, California alleging negligence and premises liability by over 100 persons and entities. The complaint has no merit and we intend to vigorously defend the matter.

NOTE 8 – COMMON STOCK

During the nine months ended September 30, 2021 and 2020, a holder of 1,000 and 2,000 shares of our Preferred Series A stock converted those shares into 50,000,000 and 100,000,000 shares of the Company’s common stock, respectively.

NOTE 9 – SUBSEQUENT EVENTS

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

Going Concern

At September 30, 2021, we had a working capital deficit of $977,686. To date, we have yet to commence our Plan of Operations and continue to rely on advances from our officer to continue our day-to-day activities. As a result, there is substantial doubt regarding our ability to continue as a going concern. Our ability to continue operations depends on our ability to generate and grow revenue and results of operations as well as our ability to access capital markets when necessary to accomplish our strategic objectives.

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

For the Three Months Ended September 30, 2021 and September 30, 2020

Revenues

We had no revenues for the three months ended September 30, 2021 and 2020.

Operating Expenses

Our operating expenses for three months ended September 30, 2021 and 2020 totaled $80,996 and $46,950, respectively. The $34,046 increase in our operating expenses is due to a $29,354 increase in professional and legal fees and a $4,692 increase in general and administrative expenses compared to the 2020 period.

Other Income and Expenses

Total other expenses consisted of interest expense of $13,067 and $6,645 for the three months ended September 30, 2021 and 2020, respectively.

Net Loss

We recognized net losses of $94,063 and $53,595 for the three months ended September 30, 2021 and 2020, respectively. The net losses are due to the $80,996 and $46,950 in operating expenses, as well as the $13,067 and $6,645 in other expenses for years ended three months ended September 30, 2021 and 2020, respectively, as discussed above.

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

For the Nine Months Ended September 30, 2021 and September 30, 2020

Revenues

We had no revenues for the nine months ended September 30, 2021 and 2020.

Operating Expenses

Our operating expenses for nine months ended September 30, 2021 and 2020 totaled $258,263 and $212,594, respectively. The $45,669 increase in operating expenses is due to a $31,902 increase in professional and legal fees and a $13,767 increase in general and administrative expenses compared to the 2020 period.

Other Income and Expenses

Total other expenses consisted of interest expense of $33,330 and $17,766 for the nine months ended September 30, 2021 and 2020, respectively.

Net Loss

We recognized net losses of $291,593 and $230,360 for the nine months ended September 30, 2021 and 2020, respectively. The net losses are due to the $258,263 and $212,594 in operating expenses, as well as the $33,330 and $17,766 in other expenses for nine months ended September 30, 2021 and 2020, respectively, as discussed above.

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

At September 30, 2021, we had a working capital deficit of $977,686 and have yet to commence our plan of operations. Our current liquidity resources are not sufficient to fund our anticipated level of operations. As a result, there is substantial doubt regarding our ability to continue as a going concern. Our ability to continue operations depends on our ability to generate and grow revenue as well as access capital markets when necessary to fund strategic objectives. We expect to continue to incur losses for the immediate future and will need additional equity or debt financing until we can achieve profitability and positive cash flows from operating activities. There is no assurance that the Company will be successful in any capital-raising efforts that it may undertake to fund operations and implement our business plan in the future.

Net Cash Used in Operating Activities.

During the nine months ended September 30, 2021 and 2020, our net cash used in operating activities was $186,747 and $82,928, respectively. Cash flows used from operations mainly consists of net losses of $291,583 and $230,360 as discussed above, as well as an increase of $7,000 and $0 in prepaid expenses, partially offset by decreases of $111,846 and $147,432 in accounts payable and accrued expenses during the nine months ended September 30, 2021 and 2020, respectively. Our primary uses of funds in operations were payments made for legal and professional costs.

Net Cash Provided by Investing Activities.

We had no cash investing activities during the nine months ended September 30, 2021 and 2020.

Net Cash Provided by Financing Activities.

Net cash provided by financing activities during the three months ended September 30, 2021 and 2020 totaled $186,747 and $82,928, respectively. We received $25,664 and $23,215 in officer advances and $161,083 and $59,713 in proceeds from issuance of notes payable during the nine months ended September 30, 2021 and 2020, respectively.

Cash Position and Outstanding Indebtedness.

Our total indebtedness at September 30, 2021 and December 31, 2020 was $987,686 and $689,083, respectively, all of which are considered current liabilities. Current liabilities consist primarily of accounts payable and accrued expenses, advances from officer and notes payable.

At September 30, 2021 and December 31, 2020, we had $10,000 and $3,000 current assets and our working capital deficit was $977,686 and $686,093, respectively.

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

As of September 30, 2021, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and our principal financial officer of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this report.

The determination that our disclosure controls and procedures were not effective as of September 30, 2021 is a result of not having adequate staffing and supervision within the accounting operations of our Company. The Company plans to expand its accounting operations as the business of the Company expands.

MANAGEMENT’S QUARTERLY REPORT ON INTERNAL CONTROLS OVER FINANCIAL REPORTING CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

There have been no changes in our internal controls over financial reporting during the quarter ended September 30, 2021 that have materially affected or are reasonably likely to materially affect our internal controls.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On February 23, 2021, we and our Chief Executive Officer were served with a Complaint in the Superior Court for Sacramento, California alleging negligence and premises liability by over 100 persons and entities. The complaint has no merit and we intend to vigorously defend the matter.

ITEM 1A RISK FACTORS

As a smaller reporting company, we are not required to include risk factors; however, our  S-1 Registration Statement contains various risk factors at the following link: https://www.sec.gov/Archives/edgar/data/1002771/000147793221003534/igpk_s1a.htm

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINING SAFETY DISCLOSURE

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Description
31.1	Certification of the Chief Executive Officer and Chief Financial Officer Pursuant to Rule 13a-14 or 15d-14 of the Exchange Act Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C., Section 1350 as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.
101.INS *	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

________________

*Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of the registration statement or prospectus for purposes of Sections 11 and 12 of the Securities Act of 1933 or Section 18 of the Securities Act of 1934 and otherwise are not subject to liability.

ITEM 6. Exhibits.

EXHIBIT INDEX

Exhibit Number	Description
31.1	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTEGRATED CANNABIS SOLUTIONS, INC.

Date: November 15, 2021	By:	/s/ Matt Dwyer
Matt Dwyer
Chief Executive Officer
(Principal Executive Officer & Chief Executive Officer)

By:	/s/ Matt Dwyer
Matt Dwyer
Chief Financial Officer
(Chief Financial Officer/Chief Accounting Officer)

