Form 10-K
period 2021-12-31
Integrated Cannabis Solutions, Inc.
filed 2022-04-05
CIK 1002771

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the annual period ended December 31, 2021

 or

☐     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____.

Commission File Number

000-56291

INTEGRATED CANNABIS SOLUTIONS, INC.
(Exact name of small business issuer as specified in its charter)

Nevada	90-1505708
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

6810 N State Road 7, Suite 251, Coconut Creek FL 33073

(Address of principal executive offices)

954-906-0098

(Company’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☐ No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

Large Accelerated Filer	☐	Non-accelerated Filer	☐
Accelerated Filer	☐	Smaller Reporting Company	☒
		Emerging Growth Company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

As of April 5, 2022, there were 1,633,317,059 shares outstanding.

INTEGRATED CANNABIS SOLUTIONS, INC.

Form 10-K

In this report, unless otherwise specified, all dollar amounts are expressed in United States dollars and all references to “common shares” refer to the common shares in our capital stock.

As used in this report and unless otherwise indicated, the terms “we”, “us” and “us” refer to Integrated Cannabis Solutions, Inc.

PART 1

ITEM 1. BUSINESS

Corporate History

We were incorporated on October 9, 1995 in Texas under the name, Posh International, Inc. On December 31, 2003, we changed our domicile from Texas to Nevada. On April 14, 2014, we changed our name to our current corporate name, Integrated Cannabis Solutions, Inc. Our complete corporate history is detailed beginning at page 5.

Business Overview

Industry Background/Hemp Processing

There is a shortage of hemp processing facilities in Wisconsin and other States, in our management’s opinion, causing delays and failure to meet farmers’ processing demands. During 2019, 850 growers planted and successfully harvested about 5,000 acres of biomass (Source: DATCP’s Plant Industry Bureau http://datcp.wi.gov/Pages/News_Media/2020HempAppsOpen.aspx.). Currently, there is not enough processing capacity to handle 5,000 acres of biomass in Wisconsin, causing farmers to truck their Biomass to other States, primarily to Colorado. Processing crops in an efficient and expeditious manner generally, including biomass, is essential to any Hemp farming operation because the harvest will increasingly dry out over time, lose potency and the value of the crops will decline with each passing day. As such, farmers will benefit from an efficient and timely process involving sale of their crops to a processor or relying upon the services of a processor or engaging or entering into agreements with Co-ops to process hemp as the hemp crops are harvested. This provides benefits to farmers by improving their product margins from timely processing of hemp, which is currently underserved since most farmers cannot afford to have dedicated processing facilities. Additionally, farmers will have a local place to sell their Biomass if they so choose rather than paying for processing, without fear of tariffs being placed on their crops.

With the passage of the Agriculture Improvement Act of 2018 (the “2018 Farm Bill”) l, Tetrahydrocannabinols (“THC”) from hemp have been excepted (removed) from illegal drug or controlled substances under Schedule I by the Agriculture Improvement Act of 2018 (signed into law on December 20, 2018) and are not included in any other schedule of controlled substances set forth in 21 U.S.C. §813. Accordingly, there are less regulatory impediments to growing and processing Hemp, notwithstanding that the most significant regulation is that the THC concentration in a Hemp Product must be less than 0.3 percent THC concentration.

Our Future Hemp Processing Business

In February 2019, we were approved in Wisconsin to grow and process hemp pursuant to our obtaining an Industrial Hemp Grower License and an Industrial Hemp Processor License, both licenses of which were renewed on April 15, 2021.

Apart from our Plan of Operations and sourcing the equipment needed to operate a plant capable of initially processing one acre per day that can be expanded to processing three to five acres per day and locating our sources of equipment and sales of our Cannabidiol (“CBD”) or Isolate product derived from Hemp, we have engaged in nominal operations. CBD is a naturally occurring compound found in the resinous flower of Cannabis. We plan to obtain raw material Hemp, referred to as Biomass, by purchasing it from growers in Wisconsin, Oregon, or California. We will process the biomass into CBD or isolate product by renting a facility and purchasing the necessary processing equipment or establishing our processing facility at a Wisconsin farm that we acquire. We plan to sell our processed CBD or isolate to manufacturers or pharmaceutical companies for their manufacture, distribution and sale of edibles for human consumption, such as cookies, candies, crystal pop, honey and multi-vitamins, and topical products for human use such as oils, tinctures, creams, oils and salves, and vaping liquids. We will conduct our business and sell our products only in States and countries where it is legal to do so under State and/or applicable country laws and regulations. We will undergo significant development to accomplish the foregoing as detailed in our Plan of Operations beginning at page 47.

Products that are intended for use in the diagnosis, cure, mitigation, treatment or prevention of disease and/or intended to affect the structure or any function of the body are considered drugs under the Federal, Food, Drug and Cosmetic Act and regulates the formulation, manufacturing, packaging, labeling, and distribution of food, dietary supplements, drugs, cosmetic, medical devices, biologics, and tobacco products. Our CBD or isolate will not be formulated, marketed, or make any claims as drugs and/or products requiring FDA approval.

Anticipated Apparel Business – Consolidated Apparel, Inc.

On December 13, 2021, our subsidiary, Integrated Holding Solutions, Inc.   (“IHS” or the “Buyer”) executed an Acquisition Agreement with Consolidated Apparel, Inc. (“Consolidated” or the “Seller’))  and its sole owner, Eugene Caiazzo (“Caiazzo”), which rescinded our prior September 1, 2021 Agreement for acquiring 49% of Consolidated and provided for ’is' acquisition of 100% of Consolidated in return for the Seller’s consideration to the Buyer of 328,000 shares of our Convertible/Redeemable Series B par value $1.00 Preferred shares to Caiazzo, which shares have yet to be issued. As such, the Consolidated acquisition has not yet closed. Upon closing : (a) Caiazzo shall remain as Consolidated’s President and manage Consolidated’s operations; (b) we will appoint Caiazzo as a member of our Board of Directors; (c) IHS and Caiazzo will complete an Employment Agreement providing for Caiazzo’s responsibilities as Consolidated’s President; (d) subject to negotiation between the Parties, we will grant cashless stock options to Caiazzo.

Consolidated  provides short and long runs of customized Performance Apparel, operating within the Athleisure market space. Our principal business activities through Consolidated after closing will be the development, marketing and distribution of customized Performance Apparel using Consolidated’s dba branded names, Native Outfitters and Incite Performance Wear.

Where You Can Find Us

Our principal executive office and mailing address and phone number are: 6810 North State Road 7, Coconut Creek, Florida 33073, (954) 906-0098.

Shell Company Status

We are a shell company, and we are designated a Shell Company Risk by OTCMARKETS.

Our Filing Status as a “Smaller Reporting Company”

We are also a “smaller reporting company,” meaning that the market value of our stock held by non-affiliates is less than $700 million and our annual revenue is less than $100 million during the most recently completed fiscal year. We may continue to be a smaller reporting company after this offering if either (i) the market value of our stock held by non-affiliates is less than $250 million or (ii) our annual revenue is less than $100 million during the most recently completed fiscal year and the market value of our stock held by non-affiliates is less than $700 million. If we are a smaller reporting company at the time, we cease to be an emerging growth company, we may continue to rely on exemptions from certain disclosure requirements that are available to smaller reporting companies. Specifically, as a smaller reporting company we may choose to present only the two most recent fiscal years of audited financial statements in our Annual Report on Form 10-K and, similar to emerging growth companies, smaller reporting companies have reduced disclosure obligations regarding executive compensation.

Implications of Being an Emerging Growth Company

We qualify as an emerging growth company as that term is used in the JOBS Act as defined in the Jumpstart Our Business Startups Act (the “JOBS Act”) enacted in April 2012. An emerging growth company may take advantage of specified reduced reporting and other burdens that are otherwise applicable generally to public companies. These provisions include:

•	A requirement to have only two years of audited financial statements and only two years of related MD&A;
•

Exemption from the auditor attestation requirement in the assessment of the emerging growth company’s internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act of 2002 (“SOX”);

•	Reduced disclosure about the emerging growth company’s executive compensation arrangements; and
•	No non-binding advisory votes on executive compensation or golden parachute arrangements.

We have already taken advantage of these reduced reporting burdens in this Prospectus, which are also available to us as a “smaller reporting company” as defined under Rule 12b-2 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

In addition, Section 107 of the JOBS Act also provides that an emerging growth company can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act of 1933, as amended (the “Act”) for complying with new or revised accounting standards. We have elected to take advantage of the extended transition period for complying with new or revised accounting standards, which allows us to delay the adoption of new or revised accounting standards that have different effective dates for public and private companies until those standards apply to private companies. As a result of this election, our financial statements contained in this Form S-1 may not be comparable to companies that comply with public company effective dates. The existing scaled executive compensation disclosure requirements for smaller reporting companies will continue to apply to our filings so long as we are an emerging growth company, regardless of whether we remain a “smaller reporting company”.

We could remain an emerging growth company for up to five years, or until the earliest of (i) the last day of the first fiscal year in which our annual gross revenues exceed $1 billion, (ii) the date that we become a “large accelerated filer” as defined in Rule 12b-2 under the Exchange Act, which would occur if the market value of our Common Stock that is held by non-affiliates exceeds $700 million as of the last business day of our most recently completed second fiscal quarter, or (iii) the date on which we have issued more than $1 billion in non-convertible debt during the preceding three year period.

For more details regarding this exemption, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies.”

DESCRIPTION OF BUSINESS

Our Corporate History and Background

We were incorporated on October 9, 1995 in Texas under the name, Posh International, Inc.

On January 21, 1997, we completed a 2:1 forward split pursuant to an amendment filed with the Texas Secretary of State.

On April 14, 2003, we filed an amendment to our Articles of Incorporation with the Texas Secretary of State, changing our name from Posh International, Inc. to Great Lakes Acquisition, Inc., and we increased our authorized common shares from 35,000,000 to 50,000,000.

On December 31, 2003, we changed our domicile from Texas to Nevada via a Merger between Great Lakes Acquisitions, Inc. and Great Lakes Acquisitions, Inc. Nevada, with Great Lakes Acquisitions, Inc. Nevada, being the surviving entity. As part of that merger, Charles Campbell was elected our President.

On March 15, 2006, we filed an amendment to our Articles of Incorporation with Nevada, changing our name from Great Lakes Acquisitions, Inc. Nevada to Integrated Parking Solutions, Inc., and William P. Dugan became our President.

On March 31, 2006, we filed an amendment to our Articles of Incorporation in Nevada to affect a 1:10 reverse split.

On March 20, 2012, we filed Amended and Restated Articles with Nevada, increasing our unauthorized shares from 50,000,000 to 195,000,000 Common Stock shares and creating 5,000,000 shares of Blank Check Preferred.

On September 9, 2013, we filed an Amendment to our Articles of Incorporation with Nevada increasing our Authorized shares from 195,000,000 to 640,000,000.

On April 4, 2014, we filed an amendment to our Articles of Incorporation in Nevada changing our name from Integrated Parking Solutions, Inc. to Integrated Cannabis Solutions, Inc.

On September 29, 2014, there was a change of control from Jason Z Jankovic, our then sole Officer/Director to Jason Z. Jankovic who then became our sole Officer/Director, and we changed our business direction to Cannabis consulting.

On November 6, 2014, we filed an Amendment to our Articles of Incorporation with Nevada increasing our authorized common shares from 640,000,000 to 900,000,000.

On January 1, 2016, Jason Z Jankovic resigned as our Officer/Director and Adam Tracy (“Tracey”) was named the new sole Officer/Director

On April 4, 2016, we changed our domicile from Nevada to Wyoming.

On November 8, 2017, there was a change of control from Adam Tracy to Matthew Dwyer who was elected as our sole Officer/Director, and we plan to enter into a new business direction of growing and producing and processing industrial hemp in Wisconsin.

On July 12, 2018, we filed to reinstate us as a Nevada corporation.

On October 25, 2018, an Amendment was filed to our Articles of Incorporation in Nevada to increase the number of our authorized shares of Common stock from 900,000,000 to 1,500,000,000.

On April 5, 2019, we filed a Certificate of Designation in Nevada for Series A Convertible Preferred stock.

On April 10, 2019, we filed an Amendment in Nevada to reduce the number of Authorized Common shares from 1,500,000,000 to 900,000,000.

 On September 18, 2019, we filed an Amended Certificate of Stock Designation in Nevada for Series A Convertible Preferred share.

On October 8, 2019, we filed an Amended Certificate of Stock Designation in Nevada for Series B & C Preferred shares.

On December 2, 2019, we filed an Amendment in Nevada to increase the number of Authorized Common shares from 900,000,000 to 1,200,000,000.

On June 5, 2020, we filed an Amendment in Nevada to increase the number of Authorized Common Stock Shares from 1,200,000,000 to 1,450,000,000.

On December 2, 2020, we filed an Amendment in Nevada to increase the number of Authorized Common Shares from 1,450,000,000 to 1,650,000,000.

BUSINESS

Hemp Growing Business

We plan to process Hemp or biomass that we will acquire or establishing a processing plant in Wisconsin. We will have both an Industrial Hemp Grower License and an Industrial Hemp Processor License in Wisconsin. From our processing activities, we plan to generate revenue from selling the processed material in the form of CBD or isolate to manufacturers or pharmaceutical companies for their manufacture, distribution and sale of CBD related products such as edibles for human consumption, vitamins, and multi-vitamins, and topical products for human use such as oils, tinctures, creams, oils and salves, and vaping liquids. We have not yet begun our operations. We have specific development steps to accomplish our business and strategic objectives as detailed in our Plan of Operations beginning at page 47, including:

•	Purchasing processing equipment
•	Hiring processing personnel, including a processing plant manager/operator
•	Training for processing personnel
•	Market sales of isolate, CBD via social media, contacting CBD companies

We also plan to promote and assist in the establishment of a co-op with local farmers for the purpose of establishing a consistent supply of Biomass and enter into long term supply contracts. Purchasers are looking for high grade isolate in large quantities and are willing to enter into long term purchase contracts of 12 months or more for at least 10 liter or more per month.

Business Strategy

We plan to capitalize on the shortage of processing capabilities in the biomass industry by concentrating our efforts in three states; Wisconsin, Colorado and Florida, where there is a lack of capabilities that can facilitate the processing of large fields, which we believe is the key to sustainable growth for both farmers and processors. Our focus is sustainable revenues from operations by securing agreements or arrangements with Co-Operative Farming arrangements and/or with local farmers growing Hemp. We will use these agreements to show our ability to fulfill long term supply agreements.

Website

We currently have no website but expect to complete a website by May 1, 2022 at agpk.org. None of the information in that website will be incorporated into any of our SEC filings.

Revenue Generation

We plan to generate our revenues primarily from biomass processing within 120 days of securing funding from our lab and processing facility allowing us to begin processing Biomass to sell as Isolate of Oil.

Estimated Market Growth

Research and Markets issued a new report on the United States Cannabidiol (CBD) Market 2020-2024 (Business Wire October 29, 2020 https://tinyurl.com/ycmltzrn). The U.S. cannabidiol market is estimated to reach US$13.39 billion in 2024, growing at a CAGR of 42.36% for the period spanning 2020-2024.

The growth of the market has been driven by a growing incidence of Alzheimer’s disease, upsurge in healthcare expenditure, rising depression rate, increasing geriatric population, mounting online retail sales and expanding urbanization. However, growth of the market would be challenged by the high cost of CBD products and side effects associated with CBD products.

Some of the noteworthy trends of the market include increasing prevalence of arthritis, rising adoption among millennials, the surging occurrence of chronic disorders and upswing in sports injuries.

The Hemp-derived segment is the fastest-growing market, owing to the massive growth in the healthcare industry across the region, rising number of research findings and the discovery of new therapeutic applications, increase in awareness regarding the benefits of cannabidiol based products, growing application of cannabidiol in food, pharma, and cosmetics.

Target Markets

Our target markets are hemp farmers and co-ops.

Competitive Advantages

•

Our Chief Executive Officer has experience in successfully growing 15 acres, harvesting, and setting up a licensed processing facility (the facility is in California for THC), which we will use to avoid the pitfalls and missteps of most startups

•	We have existing contacts within the Cannabis/CBD space to potentially sell products
•	We plan to use efficient and quality processing with the goal to extract good quality products.

Competitive Disadvantages

Most of our competitors will have:

•	Greater operational, financial, and physical resources than we do.
•	Existing processing capabilities.
•	Have a foothold in the CBD Isolate market.

Intellectual Property

We have no registered patents, trademarks or other intellectual property.

Research and Development

Since our inception, we have not spent any funds on research and development.

Dependence on One or a Few Major Customers

We do not expect that we will be dependent upon one or a few major customers or that any one customer will account for more than 10% of our revenues.

Environmental Law

Environmental law effecting farmers is the plants must be tested by the applicable state to ensure the THC level is at or below 0.30 (Wisconsin) or the applicable percentage in the respective state. Should this THC level change pursuant to applicable state regulations, this may have a material impact upon farmers growing hemp. Other environmental impacts may include cross contamination, bugs, or use of toxic fertilizers, any one of which could potentially destroy an entire crop.

Employees and Chief Executive Officer Employment Agreement

Our only employee is Matthew Dwyer, our Chief Executive Officer. We have a January 1, 2018 Employment Agreement with Matthew Dwyer to be our Chief Executive Officer from January 1, 2018 to December 31, 2020 at the following fixed salaries; (a) January 1, 2018 to December 31, 2018 - $180,000; (b) January 1, 2019 to December 31, 2019 - $300,000; and (c) January 1, 2020 to December 31, 2020 - $500,000. As additional compensation, Matthew Dwyer, we are required to grant 150,000,000 stock options on the first day of each calendar year beginning January 1, 2018, which options are exercisable at $0.01, and may be exercised for a period of 5 years. A letter agreement that Matthew Dwyer amends the Employment Agreement as follows: (a) accrued wages for 2017, 2018, 2019 are reduced to a total of $50,000; (b) effective December 31, 2019, salary for 2020 is reduced to $180,000; and (c) effective December 31, 2019, all options either granted or not shall be cancelled and all 150,000,000 options shall no longer be issued. We and Matthew Dwyer executed an Amendment to extend the Employment Agreement to December 31, 2021, providing that the Salary would remain the same as 2020, which was $180,000 with no option grants.

Contingent upon successful funding and the level of such financing taking into consideration other business needs, we may hire a Chief Operating Officer, manager of the processing operations, and one office support staff.

Seasonality of Business

Seasonality does not materially affect our business since we are able to acquire Biomass from other parts of the country to process. There are limitations as the hemp growth cycle is limited to one plant a year outdoors.

Patents/Trademarks/Franchises

We have no patents, trademarks or franchise agreements.

Licenses

Industrial Hemp Grower License

On February 28, 2019, the Wisconsin Department of Agriculture, Trade and Consumer Protection issued us an Industrial Hemp Grower License. This license does not expire but requires an annual registration renewal, which renewal we applied for on December 31, 2019 to renew for another one-year period. This license permits us to grow any amount of hemp in Wisconsin, including hemp starter plants (“seedlings”) with a delta-9-THC concentration of 0.3 percent of less in all parts of the plant when it has been dried.

Industrial Hemp Processor License

On February 28, 2019, the Wisconsin Department of Agriculture, Trade and Consumer Protection issued us an Industrial Hemp Processor License. This license does not expire but requires an annual registration renewal, which renewal we applied for on December 31, 2019 to renew for another one-year period. This license permits us to process industrial hemp including transporting, warehousing and converting the industrial hemp to a marketable form. A processor license is also needed if you will be packaging and labeling raw industrial hemp for retail sale. As a Processor, we are able to accept hemp from out of state growers so long as the plants have a delta-9-THC concentration of 0.3 percent of less in all parts of the plant when it has been dried.

Sources and Availability of Products

Our main source of Biomass will be Wisconsin. In 2018, there was 5,000 acres planted by 850 growers (site source). Oregon and California may also be a source of Biomass.

Raw Materials

Our raw materials consist of Hemp or Biomass.

Federal Cannabis Related Regulations

Cannabis is currently a Schedule I controlled substance under the Controlled Substances Act (CSA) and is, therefore, illegal under federal law. Even in those states in which the use of cannabis has been legalized pursuant to state law, its use, possession or cultivation remains a violation of federal law. A Schedule I controlled substance is defined as one that has no currently accepted medical use in the United States, a lack of safety for use under medical supervision and a high potential for abuse. The U.S. Department of Justice (the “DOJ”) defines Schedule I controlled substances as “the most dangerous drugs of all the drug schedules with potentially severe psychological or physical dependence.” If the federal government decides to enforce the CSA, persons that are charged with distributing, possessing with intent to distribute or growing cannabis could be subject to fines and/or terms of imprisonment, the maximum being life imprisonment and a $50 million fine, even though these persons are in compliance with state law.

In light of such conflict between federal laws and state laws regarding cannabis, the previous administration under President Obama had effectively stated that it was not an efficient use of resources to direct federal law enforcement agencies to prosecute those lawfully abiding by state-designated laws allowing the use and distribution of medical cannabis. The new administration under President Trump could decide to strongly enforce the federal laws applicable to cannabis. See Justice Department Memo on Marijuana Enforcement discussed below. Any such change in the federal government’s enforcement of current federal laws could cause significant financial damage to us. We may be irreparably harmed by a change in enforcement policies of the federal government.

We may also be subject to several other federal, state and local laws, rules and regulations. They anticipate that our licensees and vendors will be required to manufacture our products in accordance with the Good Manufacturing Practices guidelines and will be subject to regulations relating to employee safety, working conditions, protection of the environment, and other items. The current administration has indicated that it will closely scrutinize the cannabis industry and recreational marijuana. Changes in laws, rules and regulations or the recall of any product by a regulatory authority, could have a material adverse effect on our business and financial condition.

Because of the inconsistencies in federal and state law, on January 4, 2018, the DOJ issued a memo on federal marijuana enforcement policy announcing what it deemed to be a return to the rule of law and the rescission of previous guidance documents which would include the so-called Cole Memorandum. Since the passage of the Controlled Substances Act in 1970, Congress has generally prohibited the cultivation, distribution, and possession of marijuana. In the memorandum, Attorney General Jeff Sessions directs all U.S. Attorneys to enforce the laws enacted by Congress and to follow well-established principles when pursuing prosecutions related to marijuana activities. The DOJ asserts this return to the rule of law is also a return of trust and local control to federal prosecutors who know where and how to deploy Justice Department resources most effectively to reduce violent crime, stem the tide of the drug crisis, and dismantle criminal gangs.

“It is the mission of the Department of Justice to enforce the laws of the United States, and the previous issuance of guidance undermines the rule of law and the ability of our local, state, tribal, and federal law enforcement partners to carry out this mission,” said Attorney General Jeff Sessions. “Therefore, today’s memo on federal marijuana enforcement simply directs all U.S. Attorneys to use previously established prosecutorial principles that provide them all the necessary tools to disrupt criminal organizations, tackle the growing drug crisis, and thwart violent crime across our country.”

Future Business Plans

Anticipated Apparel Business – Consolidated Apparel, Inc.

December 13, 2021 Acquisition Agreement

(100% Acquisition/Rescission of September 1, 2021 Agreement)

On December 13, 2021, our subsidiary, HIS (the Buyer) executed an Acquisition Agreement with Consolidated  and its sole owner, Caiazzo, which rescinded our prior September 1, 2021 Agreement for acquiring 49% of Consolidated and provided for ’is' acquisition of 100% of Consolidated in return for the Seller’s consideration to the Buyer of 328,000 shares of our Convertible/Redeemable Series B par value $1.00 Preferred shares to Caiazzo, which shares have yet to be issued. As such, the Consolidated acquisition has not yet closed. Upon closing : (a) Caiazzo shall remain as Consolidated’s President and manage Consolidated’s operations; (b) we will appoint Caiazzo as a member of our Board of Directors; (c) IHS and Caiazzo will complete an Employment Agreement providing for Caiazzo’s responsibilities as Consolidated’s President; (d) subject to negotiation between the Parties, we will grant cashless stock options to Caiazzo.

Business

Consolidated goes to market utilizing two DBA’s, Native Outfitters and Incite Performance Wear, both entities provides short and long runs of customized Performance Apparel, operating within the Athleisure market space. Consolidated’s principal business activities through Consolidated are the development, marketing and distribution of customized Performance Apparel using our dba branded names, Native Outfitters and Incite Performance Wear. Consolidated also sells “Brandit Shields”, which are adorned face masks for Covid protection.

Products

Consolidated sources unadorned shirts and apparel from both mainland and overseas suppliers. Customization is completed by employing ‘Dye-Sublimation’; a technique of adornment on garments that are 100% polyester (man-made) or a blended fabric with at least 50% polyester content. All products are warehoused in the Companies West Palm Beach location prior to adornment. Consolidated has non-competes in place with its primary supplier of Anti-Snag performance shirts.

Artwork

All apparel items are adorned utilizing in-house or client sourced images and artwork. Consolidated provides customized and one-off artwork to its clients free of charge. When a client engages with the company artwork and proofs are created by Consolidated’s on-staff artists, and forwarded to the client for approval.

Target Markets

Consolidated’s target markets are over 90% concentrated on destination locations, which are brick and mortar locations where the public gathers and meets, such as restaurants, bars, marinas, sports stores and venues, specialty retail.

Consolidated’s products are geared towards all age groups and consumers.

Inventory

All products are warehoused in Consolidated’s West Palm Beach, Florida location prior to the adornment processes described below.

Suppliers

Consolidated’s unadorned shirts and apparel are obtained from both US and overseas suppliers.

Consolidated’s Adornment Processes

Consolidated completes customization of its products by employing ‘Dye-Sublimation’, a technique of adornment on garments that are 100% polyester (man-made) or a blended fabric with at least 50% polyester content. Consolidated has non-competes in place with our primary supplier of Anti-Snag performance shirts, protecting it in its marketplace. All apparel items are adorned utilizing in-house or client sourced images and artwork. Consolidated provides customized and one-off artwork to its clients free of charge. When a client engages with Consolidated’s artwork, proofs are created by Consolidated’s on-staff artists, and forwarded to the client for written signoff approval. Consolidated considers its Artwork a valuable asset and ‘print ready’ artwork is never shared outside of the company with the exception of its customers.

Competition

Consolidated competes with the following competitors that have greater employee and operational resources, greater marketing abilities and great financial resources to accomplish their business objectives: Under Armor, Nike, Guy Harvey, Huk, Tommy Bahama, Salt Life, Billabong, Hurley, and O’Neill.

Consolidated’s plan to compete with our competitors by emphasizing are capabilities to provide quality customized short & long products equal to the Native offering and emphasizing speed, quality and cost compared to our competitors.

DESCRIPTION OF PROPERTY

Our office address is 6810 North State Road 7, Coconut Creek, Florida 33073 and is a mail drop at $85 per month. We have access to a conference room at that address for $50 per hour. Contingent upon adequate funding pertaining to our Plan of Operations, specifically, buildout of our processing plant, we plan to have office space in our plant, either on the farm that we plan to acquire, or separately if we do not acquire the farm.

ITEM 1A. RISK FACTORS

RISK FACTORS

The shares of our Common Stock being offered for resale by the Selling Stockholders are highly speculative in nature, involve a high degree of risk and should be purchased only by persons who can afford to lose their entire amount invested in the Common Stock. Accordingly, prospective investors should carefully consider, along with other matters referred to herein, the following risk factors in evaluating our business before purchasing any shares of Common Stocks. If any of the following risks actually occurs, our business, financial condition or operating results could be materially adversely affected. In such case, you may lose all or part of your investment. You should carefully consider the risks described below and the other information in this Prospectus before investing in our Common Stock.

Risks Related to Our Business

Our financial statements disclose that there is substantial doubt regarding our ability to continue as a going concern, in which case you could lose your investment.

We have a working capital deficit, a history of net losses, and are dependent on advances from our officer in order to continue its operations. These factors raise substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon our generating profitable operations in the future and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due. Our management intends to finance operating costs with additional advances from related parties, notes payable and/or public issuance of common stock. Although we may be successful in obtaining financing, there are no assurances that such funding will be achieved at a sufficient level or that we will succeed in our future operations.

We expect to incur substantial expenses to meet our reporting obligations as a public company.

We will incur substantial annual costs to maintain the proper management and financial controls for our filings required as a public reporting company, funds that would otherwise be spent for our business operations. Our public reporting costs may increase over time, which will increase our expenses and may decrease our potential profitability.

Our business is highly competitive; competition presents an ongoing threat to the success of our hemp processing business.

We face significant competition from small, medium and large competitors in the hemp processing space, which competitors have greater financial, operational, and personnel resources than we do. Should we fail to develop strategies to overcome our competition, our revenues will be negatively impacted.

Because our Chief Executive Officer/Director owns 990,400 Preferred A Shares convertible into 49,520,000,000 Common Shares, he has 97% of our voting stock through his ownership of Series A Preferred Shares, he can exert significant control over our business and affairs and may have actual or potential interests that may depart from those of investors.

Our Chief Executive Officer/Director, Matthew Dwyer has voting stock equal to 97% of our issued and outstanding shares. Additionally, our Chief Executive Officer/Director, through his ownership of shares of Series A Preferred Stock, beneficially owns over 51% of our outstanding voting stock. The interests of our Chief Executive Officer may differ from the interests of our other stockholders. As a result, our Chief Executive Officer/Director will have significant influence and control over all corporate actions requiring stockholder approval, irrespective of how our other stockholders may vote, including the following actions:

•	to elect or defeat the election of our directors;
•	to amend or prevent amendment of our certificate of incorporation or by-laws;
•	to effect or prevent a merger, sale of assets or other corporate transaction; and
•	to control the outcome of any other matter submitted to our stockholders for a vote.
•

This concentration of ownership by itself may have the effect of impeding a merger, consolidation, takeover or other business consolidation, or discouraging a potential acquirer from making a tender offer for our common stock, which in turn could reduce our stock price or prevent our stockholders from realizing a premium over our stock price.

This concentration of ownership by itself may have the effect of impeding a merger, consolidation, takeover or other business consolidation, or discouraging a potential acquirer from making a tender offer for our common stock, which in turn could reduce our stock price or prevent our stockholders from realizing a premium over our stock price.

We will need substantial funding to accomplish our Plan of Operations and business objectives

We will need substantial funding of at least $2.1 million to fund our Plan of Operations. We may be unable to raise capital when needed, if at all, which could cause us to have insufficient funds to pursue our operations, or to delay, reduce or eliminate our development of new programs or commercialization efforts. Additionally, we expect additional costs to continue our operations, including SEC reporting costs associated with operating as a public company. We may also encounter unforeseen expenses, difficulties, complications, delays and other unknown factors that may increase our capital needs and/or cause us to spend our cash resources faster than we expect. Accordingly, we expect that we will need to obtain substantial additional funding in order to continue our operations, assuming we are successful in completing our Plan of Operations, of which there are no assurances.

To date, we have financed our operations entirely through management and equity investments from investors, and we expect to continue to do so in the foreseeable future. Additional funding from those or other sources may not be available when or in the amounts needed, on acceptable terms, or at all. If we raise capital through the sale of equity, or securities convertible into equity, it will result in dilution to our existing stockholders, which could be significant depending on the price at which we may be able to sell our securities. If we raise additional capital through the incurrence of additional indebtedness, we will likely become subject to further covenants restricting our business activities, and holders of debt instruments may have rights and privileges senior to those of our equity investors. In addition, servicing the interest and principal repayment obligations under debt facilities could divert funds that would otherwise be available to support development of new programs and marketing to current and potential new clients. If we are unable to raise capital when needed or on attractive terms, we could be forced to delay, reduce or eliminate development of new programs or future marketing efforts. Any of these events could significantly harm our business, financial condition and prospects.

Our financial statements may not be comparable to those of other companies.

Pursuant to Section 107(b) of the JOBS Act, we have elected to use the extended transition period for complying with new or revised accounting standards under Section 102(b)(2) of The JOBS Act. This election allows us to delay the adoption of new or revised accounting standards that have different effective dates for public and private companies until those standards apply to private companies. As a result, our financial statements may not be comparable to companies that comply with public company effective dates, and our stockholders and potential investors may have difficulty in analyzing our operating results if comparing us to such companies.

We do not have an independent board of directors which could create a conflict of interests and pose a risk from a corporate governance perspective.

Our Board of Directors (the “Board”) of our current executive officer and consultants and we do not have any outside or independent directors. The lack of independent directors:

•	May prevent the Board from being independent from management in its judgments and decisions and its ability to pursue the Board responsibilities without undue influence.
•	May present us from providing a check on management, which can limit management taking unnecessary risks.
•	Create potential for conflicts between management and the diligent independent decision-making process of the Board.
•	Present the risk that our executive officers on the Board may have influence over their personal compensation and benefits levels that may not be commensurate with our financial performance.
•	Deprive us of the benefits of various viewpoints and experience when confronting challenges that we face.

Because officers serve on our Board of Directors, it will be difficult for the Board to fulfill its traditional role as overseeing management.

We cannot predict when or if we will produce revenues.

We have generated no revenues for the years presented in this prospectus and since our inception. For us to execute upon and complete our Plan of Operations (See Plan of Operations beginning at page 47), we must obtain substantial funding. Our potential revenues are fully contingent upon adequate funding and successful completion of our Plan of Operations. There is no assurance that we will generate revenues sufficient to generate our business. Even if we obtain adequate funding and complete our Plan of Operations, we may be unsuccessful in our business and business strategies, and our results of operations will be negatively impacted, and you will lose your entire investment.

We have an unproven business model, we have not proven our ability to generate revenues or profit, and any investment is high risky.

We have very no meaningful operating history in our planned hemp processing business, so it will be difficult for you to evaluate an investment in our stock and our ability to generate profit. Our entire business is contingent upon adequate funding and successful execution of our Plan of Operations. We have disclosed in our financial statement footnotes the existence of substantial doubt regarding our ability to continue as a going concern. We cannot assure that we will ever generate meaningful revenues or be profitable. Since we have not proven the essential elements of profitable operations, you will be furnishing venture capital to us and will bear the risk of complete loss of your investment in the event we are unsuccessful.

We depend heavily on our Chief Executive Officer.

Our future success depends to a significant degree on the skills, experience and efforts of our CEO, Matthew Dwyer, who has public company experience and experience in the cannabis sector. We have no key man life insurance for our CEO. Should we lose the services of our CEO, we may be unable to hire another CEO with similar and equal skills to direct our operations.

Risks Related to Hemp

Farming is unpredictable, subject to the unpredictability of weather, nature and climate change and other factors, which in turn makes farming unpredictable and may negatively impact our results of operations.

The farmers from which we purchase Hemp Biomass may be subject to material farming risks, as follows:

•	Unpredictability of weather, environmental factors, and climate change.
•	Expensive nature of developing CBD content seeds by third parties.
•	Should there be late snows, by the time seedlings are moved outside, the available growing season may have to be curtailed
•	Ability to control pests upon crops.
•

Difficulty of determining the price of hemp fiber, seed or flower (used in cannabinol/CBD production) at any given time since unlike corn, wheat, cattle, and other traditional agricultural commodities, hemp is not currently traded in any public markets, so information on prices paid for hemp products is scarce.

•	Hemp has less infrastructure than other crops, so farmers cannot rely on selling their crop to a local grain elevator;
•	Mold to crops leading to destruction of crops;
•

Cultivated crops containing higher-than- allowed levels of the psychoactive chemical THC, leading to required destruction of hemp crops (the 2018 Farm Bill prohibits requires that industrial hemp must contain less than 0.3% THC on a dry weight basis).

Should any of the foregoing risks become material to our operations, our results of operations will be negatively impacted.

Due to over speculation and other factors, the Hemp/CBD market has declined and may face further declines.

Following the passage of the 2018 Farm Bill, which legalized the cultivation of hemp, a form of cannabis with low concentrations of THC, the main psychoactive agent in marijuana, there was a glut of farmers and CBD manufacturers entering the hemp farming and CBD processing and manufacturing fields, About 65 percent of U.S. hemp farmers lack a buyer for their crop the 2019 season according to a July 2019 survey by Whitney Economics (Source: http://www.reuters.com/article/us-usa-hemp-farmers/for-many-u-s-farmers-who-planted-hemp-cbd-boom-leaves-bitter-taste-idUSKBN1XD0GE). If this over speculation and over supply of farmers continues when we begin our Hemp processing activities, our operations will be negatively impacted.

If we fail to conduct adequate Hemp related risk assessment, our results of operations will be negatively impacted.

In order to make a sound decision regarding the production of hemp, growers must evaluate the risks associated with the crop. That risk assessment should include a thorough review of the five areas of risk in agriculture: price, production, legal, financial and human risk. Price risk is defined as the fluctuations in prices paid for inputs or received for commodities sold. The major issue for industrial hemp in this risk category is the lack of a price discovery function, as down by the difficulty of r producers to determine if a price offered for a hemp product is a fair price. The lack of price discovery can lead to an unfair advantage when buyers and sellers negotiate prices. Should we and the farmers from which we purchase the Hemp Biomass fail to conduct the foregoing risk assessments, our results of operations will be negatively impacted.

If Hemp farmers fail to obtain Federal Crop Insurance provided for in Title 11 of the 2018 Farm Bill, their results of operations may be negatively impacted, which would further impact our results of operations. A portion of the premium for Federal Crop Insurance is subsidized by the U.S. Department of Agriculture. Although industrial hemp was approved for inclusion in the Federal Crop Insurance program in the 2018 Farm Bill, it may take several years of data collection to develop actuary tables to determine premium rates for yield or revenue policies. Whole Farm Revenue Protection (WFRP) policies may be available in the short term. However, the hemp crop must be produced under contract to qualify. There are additional concerns about the ability of underwriters to offer insurance for hemp being grown for CBD’s due to the high value of the crop and potentially large losses. Finally, WFRP will not cover losses due to the crop testing over the 0.3% THC limit. Should Hemp farmers fail to qualify for Federal Crop Insurance, or the subsidies provided by the Department of Agriculture, Hemp farmers and our results of operations may be negatively impacted.

Hemp related regulatory, financial, and risk management risks may negatively impact our results of operations.

At the present time, there are no quality standards for hemp, unlike most traditional crops such as corn, which is sold worldwide, is marketed as U.S. #2 yellow corn, and the USDA has developed specifications for corn as well as the methods used to determine those specifications. These quality standard or grades allow buyers and sellers from across the globe to trade corn contracts effectively.

The lack of quality standards for hemp makes it difficult to develop production contracts as the buyers and sellers could have vastly different views on what criteria to use to determine a good product from a poor product. Grading standards could be especially important if there is a dispute regarding the quality of the hemp product at delivery that would impact the final price. Another concern in the area of legal risk would be the current status of CBD’s with the Food and Drug Administration (“FDA”). To date, only one CBD has been approved by the FDA to treat a medical condition. On June 25, 2018, the FDA approved the use of Epidiolex for the treatment of two severe pediatric seizure disorders, Lennox-Gastaut and Dravet syndrome. Currently, CBD’s are being promoted as a potential treatment for a wide range of medical conditions, and although future research may show that CBD’s are effective in treating many maladies, that research must prove that CBD’s are effective and safe. The type of research required by the FDA is very costly and time-consuming, and the future growth of the CBD market may be dependent on the approval of additional medical and nutritional uses.

Much of the stress farmers and ranchers are experiencing today can be attributed to financial risk. This fourth category of risk is defined as a condition of not having sufficient cash to meet expected obligations, generating lower than expected profits, and losing equity. One way to combat this type of risk is to produce hemp under a contract. Without a contract, hemp is considered a speculative crop, and producers should not invest more than they can afford to lose.

The final area of risk management is human risk, defined as the uncertainty attributed to the character, health or behavior of the people involved in the business. Low commodity prices have forced many producers to search for alternatives to traditional crop and livestock enterprises. Many of these alternatives provide their own set of challenges, and farmers and ranchers must do a thorough risk assessment as they consider producing industrial hemp.

Our goal is to obtain all necessary permits to conduct our business, however, we cannot guarantee we will be successful in procuring all necessary permits and adhering to all regulations.

The predecessor to the Agriculture Improvement Act of 2018, the Agricultural Act of 2014 created a patchwork of state permitting regimes. These regimes have yet to be fully updated after the 2018 Farm Bill. We will seek permits to process hemp in various strategic locales, however, we cannot guarantee that we will be successful in obtaining all necessary permits to conduct our operations.

Our processing equipment will be new, and our operations will require refinement, and our employees will require learning essential machine mechanics with trained professionals.

As CBD production is a new industry, our management has researched production mechanisms involving various machinery for extraction, winterization, solvent extraction and distillation. Each of our machines will be highly technical and their operators require specific training in their use. We will need to perfect our production processes, which may take some time to achieve optimum results. In addition, machines need to be staffed and we cannot guarantee that we will be able to secure the necessary highly trained personnel to operate the machines. As with any machinery, our machines will need to be maintained, and even with appropriate maintenance, we risk their malfunction. We cannot be certain that we will be able to attract and retain staff with appropriate machinery maintenance skills, and if and when any machine malfunctions, we could lose the batch then being processed and suffer down-time until the malfunction could be identified and rectified, by repair or replacement. In addition, as machinery becomes obsolete or unfit for purpose, it will have to be replaced, requiring, purchase, installation, operator training and the related downtime.

Outsourcing raw hemp material at competitive prices is essential to our business model.

Manufacturing high-quality CBD oil based on CO2 extraction requires that we purchase large quantities of hemp. While bulk pricing tends to give favorable pricing, the emerging hemp market is making pricing raw material unpredictable in the near future. If we are unable to source our raw material at favorable prices, our business will be negatively affected. While the passage of the 2018 Farm Bill now allows for the transport of hemp across state lines, there is no guarantee that we will be able to secure favorable pricing or be able to produce our own hemp at commercially viable cost.

Our success will be dependent on our ability to sell high quality CBD oil and we have yet to develop our manufacturing process and sales channels.

We will use various highly technical machines that are subject to human error and possible mechanical failure. Once we have perfected our manufacturing process, we will still need to sell our products into competitive markets. There is no guarantee that we will be able to produce a high-quality CBD oil as planned and develop significant sales.

Our industry may become subject to expanded regulation and increased enforcement by the Food and Drug Administration (FDA)

The FDA under the Federal Food, Drug, and Cosmetic Act regulates the formulation, manufacturing, packaging, labeling, and distribution of food, dietary supplements, drugs, cosmetic, medical devices, biologics, and tobacco products. Our CBD or isolate is not to be used or marketed as drugs. Accordingly, we will not be required to obtain FDA approval for our CBD or isolate. Moreover, the regulatory status of hemp-derived CBD products is in a state of flux as FDA attempts to determine the appropriate manner in which to regulate these products. Thus, the regulatory approach is still evolving, and we may be required to seek FDA’s approval to market food and dietary supplements containing hemp-derived CBD. It is also possible that FDA may simply issue a regulation setting forth the conditions in which such products may be marketed, or it may simply prohibit these products. However, because FDA’s regulatory process is in its infancy, we cannot predict the likely outcome. Enforcement actions by FDA may include a seizure of our products, an injunction issued by a federal court preventing us from selling our products, civil monetary penalties, or, in egregious circumstances, criminal prosecution. The potential enforcement actions that may be taken by the FTC include an injunction in a Federal District Court, an Administrative Cease and Desist Order, or civil monetary penalties. Finally, it is possible that FDA may decide to prohibit the use of hemp-derived CBD in foods and/or dietary supplements.

FDA regulations, FDA approval processes, and FDA enforcement actions could increase our cost of business by regulating Food Producers.

Our business model currently depends on the future sale of CBD at wholesale, but we may wish to manufacture direct-to-consumer products. In addition, our wholesale customers who intend to add CBD to food or cosmetic products will be regulated by the FDA. We have not sought or intended to seek FDA approval and therefore may be unable to sell into such markets or limited as to potential purchasers. We have not sought FDA approval for our products, potentially subjecting us to enforcement proceedings. In New York City, for example, the Department of Health recently banned the addition of CBD to food and drink, and other jurisdictions could do the same. We do not think this ban will hold up to court challenges, but it could negatively impact the price we are able to obtain for the sale of our products. If we determine to seek FDA or other approval of our products, we will spend time and expense in doing so, and could obtain an adverse determination. Alternatively, even if we were to prevail in an enforcement proceeding, the defense thereof could be extremely time-consuming and expensive.

We may be subject to compliance actions by the FDA for making unsubstantiated claims as to our products efficacy or intended use. On April 2, 2019, outgoing FDA Commissioner Scott Gotlieb issued a statement on the agency’s website, www.fda.gov, pledging the agency will continue to use its authority to take action against companies and product developers which make unproven claims to treat serious or life-threatening diseases, and “where patients may be misled to forgo otherwise effective, available therapy and opt instead for a product that has no proven value or may cause them serious harm.”

The FDA has issued warning letters, in collaboration with the Federal Trade Commission, to three companies – Advanced Spine and Pain LLC (d/b/a Relievus), Nutra Pure LLC and PotNetwork Holdings Inc. – in response to their making unsubstantiated claims related to more than a dozen different products and spanning multiple product webpages, online stores and social media websites. The FDA deemed that companies “used these online platforms to make unfounded, egregious claims about their products’ ability to limit, treat or cure cancer, neurodegenerative conditions, autoimmune diseases, opioid use disorder, and other serious diseases, without sufficient evidence and the legally required FDA approval.”

The agency has said it may pursue a company making medical claims about products asserting to contain CBD that haven’t been approved by the FDA. The FDA has stated that selling unapproved products with unsubstantiated therapeutic claims can put patients and consumers at risk. The FDA does not believe these products have not been shown to be safe or effective, and deceptive marketing of unproven treatments may keep some patients from accessing appropriate, recognized therapies to treat serious and even fatal diseases. Additionally, because they are not evaluated by the FDA, there may be other ingredients that are not disclosed, which may be harmful.

The FDA has pledged to continue to monitor the marketplace and take enforcement action as needed to protect the public health against companies illegally selling CBD products that claim to prevent, diagnose, treat, or cure serious diseases, such as cancer, Alzheimer’s disease, psychiatric disorders and diabetes; illegally selling cannabis and cannabis-derived products that can put consumers at risk; and marketing and distributing such products in violation of the FDA’s authorities.

Additional regulatory considerations that must be taken into account include the Federal Trade Commission’s regulation of unfair and deceptive product labeling and marketing, as well as state law regulation of food safety. States have the authority to regulate matters related to the health and safety of its own citizens, such that the 2018 Farm Bill and regulation by the USDA will not necessarily preempt state or local laws regulating the manufacture and distribution of cannabis-related products that are not directly in conflict with federal law. States may still choose to enact their own laws that can promote or restrict the sale of cannabis-based products. States such as Indiana and Alabama do not permit the sale of CBD oil on a personal level without a prescription.

Any and all claims of medicinal value must be substantiated with reputable scientific support and may be subject to evaluation by the FDA.

There are limitations to how CBD may be marketed and what potential benefits may be advertised.

Any and all claims of medicinal value must be substantiated with reputable scientific support and may be subject to evaluation by the FDA and we may be unable to effectively market our products without proper scientific documentation.

In April 2019, outgoing FDA Commissioner Scott Gottlieb acknowledged that the FDA is considering whether to use its authority to issue regulations that would permit the marketing of CBD in foods or as dietary supplements. However, until the law changes, it is the FDA’s position that selling unapproved products with unsubstantiated therapeutic claims both violates the law and potentially puts patients at risk. Commissioner Gottlieb also asserted that it continues to be unlawful to market foods containing added CBD or THC or dietary supplements containing CBD or THC, regardless of whether the substances are hemp-derived and regardless of the claims being made. FDA takes this position based on the operation of statutory “exclusionary clauses” in the Food, Drug and Cosmetic Act related to food additives and dietary supplements. Specifically, FDA has determined that both CBD and THC, which are now active ingredients in FDA-approved drugs, were the subject of substantial clinical investigations before they were marketed as foods or dietary supplements, and due to the operation of the exclusionary clauses, FDA concludes that it is currently illegal to introduce CBD or THC into the food supply or to market these ingredients as dietary supplements.

Additional regulatory considerations that must be taken into account include the Federal Trade Commission’s regulation of unfair and deceptive product labeling and marketing, as well as state law regulation of food safety.

Participants in the cannabis or hemp or CBD industry may have difficulty accessing the service of banks, which may make it difficult for us to operate.

Despite recent rules issued by the United States Department of the Treasury mitigating the risk to banks who do business with cannabis, hemp or CBD companies permitted under state law, as well as recent guidance from the United States Department of Justice, banks remain weary to accept funds from businesses in the cannabis industry. Since the use of cannabis remains illegal under Federal law, there remains a compelling argument that banks may be in violation of Federal law when accepting for deposit funds derived from the sale or distribution of cannabis. Consequently, businesses involved in the cannabis industry continue to have trouble establishing banking relationships. An inability to open bank accounts may make it difficult for us, or some of our advertisers, to do business.

Federal enforcement practices could change with respect to services provided to participants in the cannabis and hemp industries, which could adversely impact us; if the Federal government were to expend its resources on enforcement actions against service providers in the cannabis industry under guidance provided by the Sessions Memo, including asset forfeiture actions, such actions could have a material adverse effect on our operations, our customers, or our services.

On January 4, 2018, then U.S. Attorney General Jeff Sessions issued the Sessions Memo stating that the Cole Memo was rescinded effectively immediately. Mr. Sessions stated that “prosecutors should follow the well-established principles that govern all federal prosecutions,” which require “federal prosecutors deciding which cases to prosecute to weigh all relevant considerations, including federal law enforcement priorities set by the Attorney General, the seriousness of the crime, the deterrent effect of criminal prosecution, and the cumulative impact of particular crimes on the community.” Mr. Sessions went on to state in the memorandum that “previous nationwide guidance specific to marijuana is unnecessary and is rescinded, effective immediately.” It is unclear at this time whether the Sessions Memo indicates that the Trump administration will strongly enforce the federal laws applicable to cannabis or what types of activities will be targeted for enforcement. We may be irreparably harmed by a change in enforcement policies of the federal government depending on the nature of such change.

Attorney General Order No. 3946-2018 released by Jeff Sessions on July 19, 2018 shows that he is in favor of law enforcement using civil asset forfeiture as “an effective tool to reduce crime” and that “its use should be encouraged where appropriate.” It is possible that due to the recent Sessions Memo our clients may discontinue the use of our services, our potential source of customers may be reduced, and our revenues may decline. Further, additional government disruption in the cannabis industry could cause potential customers and users to be reluctant to use our services or buy advertising from us. It is possible that due to the recent Sessions Memo our clients may discontinue the use of our services, we or our customers may be subject to asset forfeiture actions, our potential source of customers may be reduced, and our revenues may decline. Further, additional government disruption in the cannabis industry could cause potential customers and users to be reluctant to use advertising services, which would negatively impact our results of operations.

The 2018 Farm Bill officially reclassifies hemp for commercial uses after decades of statutes and legal enforcement conflating hemp and marijuana, the 2018 Farm Bill distinguishes between the two by removing hemp from the Controlled Substances Act. While the two are closely related, hemp lacks the high concentration of THC that is responsible for the “high” from the use of marijuana. This would effectively move Regulation Ad enforcement of the crop from the purview of the Drug Enforcement Agency to the U.S. Department of Agriculture.

Laws and regulations affecting the medical marijuana and the CBD industries are constantly changing, which could detrimentally affect our business, and we cannot predict the impact that future regulations may have on us.

Local, state and federal medical marijuana and hemp laws and regulations are broad in scope and they are subject to evolving interpretations, which could require us to incur substantial costs associated with compliance. In addition, violations of these laws, or allegations of such violations, could disrupt our business and result in a material adverse effect on our revenues, profitability, and financial condition.

In addition, it is possible that regulations may be enacted in the future that will be directly applicable to Hemp. We cannot predict the nature of any future laws, regulations, interpretations or applications, nor can we determine what effect additional governmental regulations or administrative policies and procedures, when and if promulgated, could have on our business. These potential effects could include, however, requirements for the revisions to our products to meet new standards, the recall or discontinuance of certain products, or additional record keeping and reporting requirements. Any or all these requirements could have a material adverse effect on our business, financial condition, and results of operations.

Should we fail to comply with the Hemp related rules and regulations adopted by Wisconsin, Colorado and Florida, we could be subject to fines, license suspensions, license revocation or other sanctions, which will negatively impact our operations and financial condition.

We will be governed by Hemp related regulations administered by state regulations in Wisconsin, Colorado and Florida. Should we fail to comply with these regulations, we may be subject to fines, injunctions, cease and desist orders or other sanctions, which will negatively impact our operations and financial condition.

U.S. Federal and foreign regulation and enforcement may adversely affect the implementation of cannabis and hemp laws and regulations and may negatively impact our revenues, or we may be found to be violating the Controlled Substances Act or other U.S. federal, state, or foreign laws.

In December 2018, the 2018 Farm Bill was signed into law. Under section 10113 of the 2018 Farm Bill, state departments of agriculture must consult with the state’s governor and chief law enforcement officer to devise a plan that must be submitted to the Secretary of USDA. A state’s plan to license and regulate hemp can only commence once the Secretary of USDA approves that state’s plan. In states opting not to devise a hemp regulatory program, USDA will construct a regulatory program under which hemp cultivators in those states must apply for licenses and comply with a federally run program. This system of shared regulatory programming is similar to options states had in other policy areas such as health insurance marketplaces under ACA, or workplace safety plans under OSHA—both of which had federally-run systems for states opting not to set up their own systems. Non-cannabis hemp is a highly regulated crop in the United States for both personal and industrial production.

The law outlines actions that are considered violations of federal hemp law (including such activities as cultivating without a license or producing cannabis with more than 0.3 percent THC). The law details possible punishments for such violations, pathways for violators to become compliant, and even which activities qualify as felonies under the law, such as repeated offenses.

Section 12619 of the 2018 Farm Bill removes hemp-derived products from its Schedule I status under the Controlled Substances Act, but the legislation does not legalize CBD generally. CBD, with some minor exceptions, remains a Schedule I substance under federal law. The 2018 Farm Bill ensures that any cannabinoid—a set of chemical compounds found in the cannabis plant—that is derived from hemp will be legal, if and only if that hemp is produced in a manner consistent with the 2018 Farm Bill, associated federal regulations, association state regulations, and by a licensed grower. All other cannabinoids, produced in any other setting, remain a Schedule I substance under federal law and are thus illegal.

In October 2018, the United States Drug Enforcement Agency (“DEA”) rescheduled drugs approved by the FDA, which contain CBD derived from cannabis and no more than 0.1 percent tetrahydrocannabinols from Schedule I, the highest level of restriction with a high potential for abuse, to Schedule V, the lowest restriction with the lowest potential for abuse under the Controlled Substances Act (“CSA”). This ruling does not apply to Cannabidiol (“CBD”) products such as oils, tinctures, extracts, and other foods because they are not FDA approved.

In October 2018, the FDA was advised by the DEA that removing CBD from the CSA would violate international drug treaties to which the United States is a signatory. Specifically, the DEA explained that the United States would “not be able to keep obligations under the 1961 Single Convention on Narcotic Drugs if CBD were decontrolled under the CSA”.

Consequently, the FDA revised its recommendation and advised the DEA to place CBD in Schedule V—which applies to drugs with demonstrated medical value and deemed unlikely to cause harm, abuse, or addiction—instead. Nonetheless, the FDA declared that “[i]f treaty obligations do not require control of CBD, or the international controls on CBD…are removed at some future time, the above recommendation for Schedule V under the CSA would need to be revisited promptly.”

On May 22, 2018, the DEA released the Internal Directive Regarding the Presence of Cannabinoids in Products and Materials Made from the Cannabis Plant, which states “The mere presence of cannabinoids is not itself dispositive as to whether a substance is within the scope of the CSA; the dispositive question is whether the substance falls within the CSA definition of marijuana.”

Many CBD products are derived from cannabis. Some come from marijuana (“Marijuana-CBD”). Marijuana-CBD remains a Schedule I substance. Marijuana-CBD products may be legal under state law in states like Washington, Oregon, and California but their sale is only permitted through a state-regulated marijuana market in the respective state of legal cultivation. Marijuana-CBD products are only legal in states where they were cultivated and these products are heavily regulated at all stages of production, from seed-to-sale. These products come from licensed producers, are developed by licensed processors or manufacturers, and are sold to the public through licensed retailers or dispensaries. Marijuana-CBD products may also contain significant levels of THC.

On the other hand, CBD derived from industrial hemp (“Hemp-CBD”) can be argued as falling completely outside the CSA because the cultivation of industrial hemp was legalized by Section 7606 of the Agricultural Act of 2014 (the “2014 Farm Bill”). Industrial hemp is defined as the cannabis plant with less than .3% THC. The 2014 Farm Bill also requires that industrial hemp to be cultivated under a state agricultural pilot program. Some states also require a license to cultivate or process industrial hemp into other products like Hemp-CBD.

The distribution of Hemp-CBD products is arguably legal under federal law because the 2014 Farm Bill does not explicitly limit distribution. In oral arguments during HIA v. DEA, the DEA admitted that the 2018 Farm Bill pre-empted the CSA with regards to industrial hemp. The DEA has rarely taken any enforcement action against distributors of Hemp-CBD, in part because Congress has limited the DEA’s ability to use federal funds to do so and because the DEA would have to legally establish that the CSA does in fact cover Hemp-CBD. However, the DEA, FDA, and other federal agencies issued guidance in 2016 stating that the 2014 Farm Bill did not permit the interstate transfer or commercial sale of industrial hemp. Several states like Idaho prohibit the distribution of Hemp-CBD. Other states like Ohio, Michigan, and California significantly restrict the distribution of Hemp-CBD.

Even though Hemp-CBD does not fall within the CSA, Hemp-CBD products have not been approved by the FDA. This is also true of Marijuana-CBD. This means that even cannabis derived Marijuana-CBD and Hemp-CBD products containing less than 0.1% THC are not approved CBD drugs for lack of FDA approval.

There is always some risk of enforcement action against Hemp-CBD distributors, as the budgetary restriction that prevented the DEA from using funds to prosecute industrial hemp distributors expired on September 30, 2018. It is also possible that the FDA could take a more aggressive approach to limit the distribution of CBD products.

Different states and different advertising networks may have their own regulations and restrictions regarding advertising CBD products.

Relevant state and local laws may make it difficult to advertise in various markets. The two largest ad buying platforms -- Facebook and Google -- still do not allow CBD advertising (it is designated as a “dangerous product”) on their platforms, which limits the digital marketing efforts of CBD companies to organic marketing. For new businesses, the inability to promote their brand without paid social and search ads makes it extremely challenging to get the qualified traffic needed to grow their online retail business.

We may be subject to certain tax risks and treatments that could negatively impact our results of operations.

Section 280E of the Internal Revenue Code, as amended, prohibits businesses from deducting certain expenses associated with trafficking-controlled substances (within the meaning of Schedule I and II of the Controlled Substances Act). The IRS has invoked Section 280E in tax audits against various cannabis businesses in the U.S. that are permitted under applicable state laws. Although the IRS issued a clarification allowing the deduction of certain expenses, the scope of such items is interpreted very narrowly, and the bulk of operating costs and general administrative costs are not permitted to be deducted. While there are currently several pending cases before various administrative and federal courts challenging these restrictions, there is no guarantee that these courts will issue an interpretation of Section 280E favorable to cannabis businesses or to hemp that exceeds the applicable THC limitations.

We may be subject to price declines for our future products due to an oversupplied market

Hemp prices are declining due to an oversupplied market (See: PanXchange CEO, Julie Lerner, quoted in an article in Bloomberg [Hemp Prices Plunge as CBD Demand Falls Short: Cannabis Weekly - Bloomberg; Date of publication January 27, 2020). Hemp biomass reached a high of over $40 per pound in July just before the 2019 harvest cane in, in January it was trading at $10 per pound following a quadrupling of supply from 2018 to 2019. Current prices for biomass in 2022 range from $2.00 to $7.00 per pound. Consumer demand is limited as the U.S. Food and Drug Administration continues to prohibit the extract in food or dietary supplements. The overall physical demand for the CBD market is much smaller than the supply. Lerner went on to say only 20,000 acres are needed to service the $4 billion U.S. CBD market, and estimates that there are 115,000 acres harvested in 2019. Going spot prices for CBD Isolate, the price per kilo/liter has continued to drop with the increased supply glut. Pricing continues to slide down in 2022, the spot price ranges from $700 to $3,000 based on the time of year and purity. Should prices of our products be subject to price declines, our results of operations may be adversely affected.

We may be subject to supply chain disruptions

Commentators in the hemp industry have predicted that the hemp industry will experience disruptions along the supply chain (February 26, 2020 in GreenEntrepreneur;

(https://www.greenentrepreneur.com/article/346796). Should we experience disruptions in our supply chain, our results of operations will be negatively impacted.

Risks Related to Anticipated Future Apparel Business

Downturns in the US economy may negatively impact consumer purchases of discretionary items are affected, which could materially harm our revenues and results of operations.

Consolidated’s clothing are largely considered discretionary items for consumers. Factors affecting the level of consumer spending for such discretionary items include general economic conditions, unemployment, the availability of consumer credit and consumer confidence in future economic conditions. Uncertainty in global economic conditions continues, and trends in consumer discretionary spending remain unpredictable. Should disposable income levels decline Consolidated’s results of operations could be negatively impacted.

Consolidated generates little sales via Consolidated’s websites or online presence.

Generally, online sales have experienced exponential growth, yet less than 1% of Consolidated’s sales are generated from online sales. Instead, Consolidated relies upon sales from brick and mortar locations, which generally represent declining sales in the US. Because Consolidated has only a nominal online presence for Consolidated’s products, Consolidated’s results of operations may be negatively impacted.

Consolidated may not successfully execute its long-term strategies, which may negatively impact its results of operations.

Consolidated’s growth in these areas depends on Consolidated’s ability to continue to successfully expand Consolidated’s network of brick and mortar stores in the US and expand into the Caribbean and South America. In addition, Consolidated’s long-term strategy depends on Consolidated’s ability to successfully drive expansion of Consolidated’s gross margins, manage Consolidated’s cost structure and drive return on Consolidated’s investments. If Consolidated cannot effectively execute Consolidated’s long-term growth strategies while managing costs effectively, Consolidated’s business could be negatively impacted and may not achieve Consolidated’s expected results of operations.

If Consolidated are unable to anticipate consumer preferences, successfully develop and introduce new, innovative and updated clothing products or engage Consolidated’s consumers, Consolidated’s net revenues and profitability may be negatively impacted.

Consolidated’s success depends on Consolidated’s ability to identify and originate product trends as well as to anticipate and react to changing consumer demands in a timely manner. All of Consolidated’s products are subject to changing consumer preferences that cannot be predicted with certainty. In addition, long lead times for certain of Consolidated’s products may make it hard for us to quickly respond to changes in consumer demands. Consolidated’s new products may not receive consumer acceptance. As consumer preferences shift to different types of performance or other clothing products, and Consolidated’s future success depends in part on Consolidated’s ability to anticipate and respond to these changes. Consolidated’s failure to anticipate and respond timely to changing consumer preferences or to effectively introduce new products and enter into new product categories that are accepted by consumers could result in a decrease in net revenues and excess inventory levels, which could have a material adverse effect on Consolidated’s financial condition.

Consumer shopping preferences and shifts in distribution channels continue to evolve and could negatively impact Consolidated’s results of operations or Consolidated’s future growth.

Consumer preferences regarding the shopping experience continue to rapidly evolve. Consolidated sell Consolidated’s products through a variety of channels, including through wholesale customers and distribution partners, as well as Consolidated’s own direct to consumer business consisting of Consolidated’s brand and factory house stores and e-commerce platforms. If Consolidated or Consolidated’s wholesale customers do not provide consumers with an attractive in-store experience, Consolidated’s brand image and results of operations could be negatively impacted. In addition, as part of Consolidated’s strategy to grow Consolidated’s e-commerce revenue, Consolidated is investing significantly in enhancing Consolidated’s platform capabilities and implementing systems to drive higher engagement with Consolidated’s consumers. If Consolidated do not successfully execute this strategy or continue to provide an engaging and user-friendly digital commerce platform that attracts consumers, Consolidated’s brand image and results of operations could be negatively impacted as well as Consolidated’s opportunities for future growth.

Consolidated operates in highly competitive markets and the size and resources of some of Consolidated’s competitors may allow them to compete more effectively than Consolidated can, resulting in a loss of Consolidated’s market share and a decrease in Consolidated’s net revenues and gross profit.

The market for performance apparel is highly competitive and includes many new competitors as well as increased competition from established companies expanding their production and marketing of performance products. Consolidated’s larger competitors are able to manufacture and sell products with performance characteristics and fabrications similar to certain of Consolidated’s products. Many of Consolidated’s competitors are large apparel and footwear companies with strong worldwide brand recognition. Due to the fragmented nature of the industry, Consolidated also compete with other manufacturers, including those specializing in products similar to Consolidated’s and private label offerings of certain retailers, including some of Consolidated’s retail customers.

Many of Consolidated’s competitors have significant competitive advantages, including greater financial, distribution, marketing and other resources, longer operating histories, better brand recognition among consumers, more experience in global markets and greater economies of scale. In addition, Consolidated’s competitors have long term relationships with our key retail customers that are potentially more important to those customers because of the significantly larger volume and product mix that Consolidated’s competitors sell to them.

Consolidated’s inability to compete successfully against Consolidated’s competitors and maintain Consolidated’s gross margin could have a material adverse effect on Consolidated’s business, financial condition and results of operations.

Consolidated’s profitability may decline or Consolidated’s growth may be negatively impacted as a result of increasing pressure on pricing.

Consolidated’s industry is subject to significant pricing pressure caused by many factors, including intense competition, consolidation in the retail industry, pressure from retailers to reduce the costs of products and changes in consumer demand. These factors may cause us to reduce Consolidated’s prices to retailers and consumers or engage in more promotional activity than Consolidated anticipates, which could negatively impact Consolidated’s margins and cause Consolidated’s profitability to decline if Consolidated is unable to offset price reductions with comparable reductions in Consolidated’s operating costs. In addition, Consolidated’s ability to achieve short-term growth targets may be negatively impacted if Consolidated is unwilling to engage in promotional activity on a scale similar to that of Consolidated’s competitors and Consolidated is unable to simultaneously offset declining promotional activity with increased sales at premium price points. This could have a material adverse effect on Consolidated’s results of operations and financial condition. In addition, ongoing and sustained promotional activities could negatively impact Consolidated’s brand image.

Fluctuations in the cost of products could negatively affect Consolidated’s operating results.

The fabrics Consolidated uses are made of raw materials including petroleum-based products and cotton. Significant price fluctuations or shortages in petroleum or other raw materials can materially adversely affect Consolidated’s cost of goods sold. The cost of transporting Consolidated’s products for distribution and sale is also subject to fluctuation due in large part to the price of oil. Any of these fluctuations may increase Consolidated’s cost of products and have an adverse effect on Consolidated’s profit margins, results of operations and financial condition.

Consolidated may experience a significant disruption in the supply of fabrics or raw materials from current sources or, in the event of a disruption, Consolidated may be unable to locate alternative materials suppliers of comparable quality at an acceptable price, or at all.

In addition, Consolidated’s unaffiliated manufacturers may not be able to fill Consolidated’s orders in a timely manner. If Consolidated experiences significant increased demand, or Consolidated loses or needs to replace an existing manufacturer or supplier as a result of adverse economic conditions or other reasons, additional supplies of fabrics or raw materials or additional manufacturing capacity may not be available when required on terms that are acceptable to Consolidated, or at all, or suppliers or manufacturers may not be able to allocate sufficient capacity to Consolidated in order to meet Consolidated’s requirements. In addition, even if Consolidated is able to expand existing or find new manufacturing or fabric sources, Consolidated may encounter delays in production and added costs as a result of the time it takes to train Consolidated’s suppliers and manufacturers on Consolidated’s methods, products and quality control standards. Any delays, interruption or increased costs in the supply of fabric or manufacture of Consolidated’s products could have an adverse effect on Consolidated’s ability to meet retail customer and consumer demand for Consolidated’s products and result in lower net revenues and net income both in the short and long term.

Consolidated has occasionally received, and may in the future continue to receive, shipments of product that fail to conform to Consolidated’s quality control standards. In that event, unless Consolidated is able to obtain replacement products in a timely manner, Consolidated risks the loss of net revenues resulting from the inability to sell those products and related increased administrative and shipping costs. In addition, because do not control Consolidated’s manufacturers, products that fail to meet Consolidated’s standards or other unauthorized products could end up in the marketplace without Consolidated’s knowledge, which could harm Consolidated’s brand and Consolidated’s reputation in the marketplace.

Covid-19 Related Risks

Covid-19 travel restrictions have negatively impacted our ability to develop our business and operations

Due to travel related Covid-19 restrictions Consolidated cancelled 1 transaction under contract to purchase 9.5 of raw acres of land in Lancaster, CA. The land was to be used to construct growing and processing facilities and two other transactions to acquire land and or farming rights to plant Hemp in California, Florida, and Tennessee. Additionally, Consolidated was unable to apply for licensing to grow and process hemp because Consolidated was unable to secure the land. The Pandemic had prevented Consolidated from traveling for a period of time due to lock downs, the CDC advised people in high risk not to travel on airplanes and avoid interactions to reduce risk of infection. The cancellation of these transactions has negatively impacted Consolidated’s ability to develop its operations and should Covid-19 continue to have such impact, Consolidated will be unable to secure additional farmland until pandemic risks materially diminish to enable travel, which will negatively impact its results of operations.

The outbreak of the coronavirus may negatively impact sourcing and manufacturing of the products that we sell as well as consumer spending, which could adversely affect our business, results of operations and financial condition.

In December 2019, a novel strain of coronavirus was reported to have surfaced in Wuhan, China, which has and is continuing to spread throughout China and other parts of the world, including the United States. On January 30, 2020, the World Health Organization declared the outbreak of the coronavirus disease (COVID-19) a “Public Health Emergency of International Concern.” On January 31, 2020, U.S. Health and Human Services Secretary Alex M. Azar II declared a public health emergency for the United States to aid the U.S. healthcare community in responding to COVID-19, and on March 11, 2020 the World Health Organization characterized the outbreak as a “pandemic”. The significant outbreak of COVID-19 has resulted in a widespread health crisis that could adversely affect the economies and financial markets worldwide, and could adversely affect our business, results of operations and financial condition.

The outbreak of the COVID-19 may adversely affect our supply chain.

The worldwide outbreak of corona virus could adversely affect our business, results of operations and financial condition. The coronavirus outbreak may materially impact sourcing and manufacturing, inability to obtain materials, disruptions in the supply chain and potential disruption of transportation of goods, which could adversely affect our business, results of operations and financial condition.

The outbreak of the COVID-19 may adversely affect our customers.

Further, such risks as described above could also adversely affect our customers’ financial condition, resulting in reduced consumer spending for our products. The ultimate extent of the impact of any epidemic, pandemic or other health crisis on our business, financial condition and results of operations will depend on future developments, which are highly uncertain and cannot be predicted, including new information that may emerge concerning the severity of such epidemic, pandemic or other health crisis and actions taken to contain or prevent their further spread, among others. These and other potential impacts of an epidemic, pandemic, or other health crisis, such as COVID-19, could therefore materially and adversely affect our business, financial condition, and results of operations.

Risks Related to Our Securities

An investment in our shares is highly speculative.

The shares of our common stock are highly speculative in nature, involve a high degree of risk and should be purchased only by persons who can afford to lose the entire amount invested in the common stock. Before purchasing any of the shares of common stock, you should carefully consider the risk factors contained herein relating to our business and prospects. If any of the risks presented herein actually occur, our business, financial condition or operating results could be materially adversely affected. In such case, the trading price of our common stock could decline, and you may lose all or part of your investment.

Because we are a shell company there are restrictions imposed upon the transferability of unregistered shares.

We are a shell company as defined in Rule 405, because we are a company with nominal operations and no assets. Accordingly, there will be illiquidity of any future trading market until we are no longer considered a shell company, as well as restrictions imposed upon the transferability of unregistered shares outlined in Rule 144(i). Our investors are not allowed to rely on Rule 144 of the Securities Act for a period of one year from the date that we cease to be a shell company. Because investors may be unable to rely on an exemption for the resale of their shares other than Rule 144, and there is no guarantee that we will cease to be a shell company, they may be unable to re-sell our shares in the future and could lose their entire investment as a result. These restrictions and requirements may have a negative impact on our ability to attract additional capital.

Shareholders who hold unregistered shares of our common stock are subject to resale restrictions pursuant to Rule 144, due to our status as a “Shell Company.”

Pursuant to Rule 144 of the Securities Act, a “shell company” is defined as a company that has no or nominal operations; and, either no or nominal assets; assets consisting solely of cash and cash equivalents; or assets consisting of any amount of cash and cash equivalents and nominal other assets. As such, because we have nominal assets, we are considered a “shell company” pursuant to Rule 144 and as such, sales of our securities pursuant to Rule 144 are not able to be made until we have ceased to be a “shell company” and we are subject to Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, and have filed all of our required periodic reports for at least the previous one year period prior to any sale pursuant to Rule 144; and a period of at least twelve months has elapsed from the date “Form 10 information” (i.e., information similar to that which would be found in a Form 10 Registration Statement filing with the SEC) has been filed with the Commission reflecting the Company’s status as a non-”shell company.” Because none of our non-registered securities can be sold pursuant to Rule 144, until one year after filing Form 10 like information with the SEC, any non-registered securities we sell in the future or issue to consultants or employees, in consideration for services rendered or for any other purpose will have no liquidity until and unless such securities are registered with the Commission and/or until 12 months after we cease to be a “shell company” and have complied with the other requirements of Rule 144, as described above. As a result, it may be harder for us to fund our operations and pay our consultants with our securities instead of cash. Furthermore, it will be harder for us to raise funding through the sale of debt or equity securities unless we agree to register such securities with the Commission, which could cause us to expend additional resources in the future. Our status as a “shell company” could prevent us from raising additional funds, engaging consultants, and using our securities to pay for any acquisitions (although none are currently planned), which could cause the value of our securities, if any, to decline in value or become worthless.

Restrictions on the Use of Rule 144 by Shell Companies or Former Shell Companies.

Rule 144 is not available for the resale of securities initially issued by companies that are, or previously were, blank check companies, to their promoters or affiliates despite technical compliance with the requirements of Rule 144. Rule 144 also is not available for resale of securities issued by any shell companies (other than business combination-related shell companies) or any issuer that has been at any time previously a shell company. The SEC has provided an exception to this prohibition, however, if the following conditions are met:

●	the issuer of the securities that was formerly a shell company has ceased to be a shell company;

●	the issuer of the securities is subject to the reporting requirements of Section 13 or 15(d) of the Exchange Act;

●

the issuer of the securities has filed all Exchange Act reports and materials required to be filed, as applicable, during the preceding 12 months (or such shorter period that the issuer was required to file such reports and materials), other than Form 8-K reports; and

●	at least one year has elapsed from the time that the issuer filed current Form 10 type information with the SEC reflecting its status as an entity that is not a shell company.

Accordingly, we must meet all of the above conditions for Rule 144 to be available to a shareholder for resale purposes; otherwise, our shareholders will be unable to resell their shares.

There is no active public trading market for our common stock and an active market may never develop.

The public trading market for our common stock on the OTCMARKETS Pink tier, has reflected an uneven and inactive market. Market liquidity will depend on the perception of our operating business and any steps that our management might take to bring us to the awareness of investors. There can be no assurance given that there will be any awareness generated. Consequently, investors may be unable to liquidate their investment or liquidate it at a price that reflects the value of the business. As a result, holders of our securities may not find purchasers for our securities should they to sell securities held by them. Consequently, only investors having no need for liquidity in their investment should purchase our securities and who can hold our securities for an indefinite period.

Our stock is thinly traded, sale of your holding may take a considerable amount of time.

The shares of our Common Stock are thinly traded on the OTCMARKETS Pink tier, meaning that the number of persons interested in purchasing our Common Stock at or near bid prices at any given time may be relatively small or non-existent. Consequently, there may be periods of several days or more when trading activity in our shares is minimal or non-existent, as compared to a seasoned issuer which has a large and steady volume of trading activity that will generally support continuous sales without an adverse effect on share price. We cannot give you any assurance that a broader or more active public trading market for our Common Stock will develop or be sustained, or that current trading levels will be sustained. Due to these conditions, we can give you no assurance that you will be able to sell your shares at or near bid prices or at all if you need money or otherwise desire to liquidate your shares.

We have never paid cash dividends and do not anticipate doing so in the foreseeable future.

We have never declared or paid cash dividends on our common shares. We currently plan to retain any earnings to finance the growth of our business rather than to pay cash dividends. Payments of any cash dividends in the future will depend on our financial condition, results of operations and capital requirements, as well as other factors deemed relevant by our board of directors.

The Nevada Revised Statute (“NRS”) contains provisions that could discourage, delay or prevent a change in control of our company, prevent attempts to replace or remove current management and reduce the market price of our stock.

We are subject to the anti-takeover provisions of the NRS. Depending on the number of residents in the state of Nevada who own our shares, we could be subject to the provisions of Sections 78.378 et seq. of the Nevada Revised Statutes which, unless otherwise provided in the Company’s articles of incorporation or by-laws, restricts the ability of an acquiring person to obtain a controlling interest of 20% or more of our voting shares. Our articles of incorporation and by-laws do not contain any provision which would currently keep the change of control restrictions of Section 78.378 from applying to us.

We are subject to the provisions of Sections 78.411 et seq. of the Nevada Revised Statutes. In general, this statute prohibits a publicly held Nevada corporation from engaging in a “combination” with an “interested stockholder” for a period of three years after the date of the transaction in which the person became an interested stockholder, unless the combination or the transaction by which the person became an interested stockholder is approved by the corporation’s board of directors before the person becomes an interested stockholder. After the expiration of the three-year period, the corporation may engage in a combination with an interested stockholder under certain circumstances, including if the combination is approved by the board of directors and/or stockholders in a prescribed manner, or if specified requirements are met regarding consideration. The term “combination” includes mergers, asset sales and other transactions resulting in a financial benefit to the interested stockholder. Subject to certain exceptions, an “interested stockholder” is a person who, together with affiliates and associates, owns, or within three years did own, 10% or more of the corporation’s voting stock. A Nevada corporation may “opt out” from the application of Section 78.411 et seq. through a provision in its articles of incorporation or by-laws. We have not “opted out” from the application of this section.

Our stock price may be volatile, which may result in losses to our shareholders.

The stock markets have experienced significant price and trading volume fluctuations, and the market prices of companies listed on the OTCMARKETS quotation system in which shares of our common stock are listed, have been volatile in the past and have experienced sharp share price and trading volume changes. The trading price of our common stock is likely to be volatile and could fluctuate widely in response to many factors, including the following, some of which are beyond our control:

Cautionary Note

We have sought to identify what we believe to be the most significant risks to our business, but we cannot predict whether, or to what extent, any of such risks may be realized nor can we guarantee that we have identified all possible risks that might arise. Investors should carefully consider all of such risk factors before making an investment decision with respect to our common stock.

The forward-looking statements contained herein report may prove incorrect.

This filing contains certain forward-looking statements, including among others: (i) anticipated trends in our financial condition and results of operations; (ii) our business strategy for expanding our business into various foreign countries; and (iii) our ability to distinguish ourselves from our current and future competitors. These forward-looking statements are based largely on our current expectations and are subject risks and uncertainties. Actual results could differ materially from these forward-looking statements. In addition to the other risks described elsewhere in this Risk Factors discussion, important factors to consider in evaluating such forward-looking statements include: (i) changes to external competitive market factors or in our internal budgeting process which might impact trends in our results of operations; (ii) anticipated working capital or other cash requirements; (iii) changes in our business strategy or an inability to execute our strategy due to unanticipated changes in our business; and (iv) various competitive factors that may prevent us from competing successfully in the marketplace. Considering these risks and uncertainties, many of which are described in greater detail elsewhere in this Risk Factors discussion, there can be no assurance that the events predicted in forward-looking statements contained in this Prospectus will, in fact, transpire.

ITEM 1B. UNRESOLVED STAFF COMMENTS

As a “Smaller Reporting Company”, we are not required to provide this information.

ITEM 2. PROPERTIES

Our office address is 6810 North State Road 7, Coconut Creek, Florida 33073 and is a mail drop at $85 per month. We have access to a conference room at that address for $50 per hour. Contingent upon adequate funding to buildout a processing plant, we plan to have office space in our plant, either on the farm that we plan to acquire, or separately if we do not acquire the farm.

ITEM 3. LEGAL PROCEEDINGS

On February 23, 2021, we and our Chief Executive Officer were served with a Complaint in the Superior Court for Sacramento, California alleging negligence and premises liability by over 100 persons and entities. The complaint has no merit and we intend to vigorously defend the matter.

Apart from the above, we are not a party to any legal proceedings. From time to time, we may become involved in various lawsuits and legal proceedings, which arise, in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. We are currently not aware of any such legal proceedings or claims that we believe will have a material adverse effect on our business, financial condition or operating results.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Trading Symbol

Our trading symbol is “IGPK”).

Common Stock

As of December 31, 2021, our common stock was held by 286 stockholders of record and we had 1,633,317,059 shares of common stock issued and outstanding.

Dividend Policy

We have never declared or paid any cash dividends on our common stock. We do not anticipate paying any cash dividends to stockholders in the foreseeable future. In addition, any future determination to pay cash dividends will be at the discretion of the board of directors and will be dependent upon our financial condition, results of operations, capital requirements, and such other factors as the Board of Directors deem relevant. There are no restrictions in our articles of incorporation or bylaws that restrict us from declaring dividends.

ITEM 6. SELECTED FINANCIAL DATA

We are a smaller reporting company as defined by Rule 229.10(f) (1) and are not required to provide the information required by this Item.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Formation

We are a Nevada corporation formed on December 31, 2003 (although we were incorporated on October 9, 1995 in Texas under the name, Posh International, Inc. and on December 31, 2003, we changed our domicile from Texas to Nevada). Our headquarters are in Coconut Creek, FL.

Overview

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

We are a Nevada corporation publicly traded company under the ticker “IGPK”. We were formed on December 31, 2003 and had nominal operations during the years ended December 31, 2021 and 2020. We plan to process hemp or biomass into Cannabidilol (“CBD”) by establishing a processing plant in Wisconsin to supply manufacturers or pharmaceutical companies for their manufacture, distribution and sale of CBD related products such as edibles for human consumption, vitamins, and multi-vitamins, and topical products for human use such as oils, tinctures, creams, oils and salves, and vaping liquids. We also plan to promote and assist in the establishment of a co-op with local farmers for the purpose of establishing a consistent supply of biomass and enter into long term supply contracts. On May 21, 2019, the Company formed Integrated Farming Solutions, LLC as a limited liability company, in the state of Nevada. Integrated Farming Solutions, LLC is a wholly-owned subsidiary and has not yet begun operations.

On December 13, 2021, we completed an agreement with Consolidated Apparel to acquire 100% of Consolidated and pursue the athleisure apparel business, which has not yet closed.

 No assurance can be provided that we will be successful in implementing and executing our business plans.

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
•

Weather is a major factor, with wild climate swings taking place this could also cause a shortage in available Biomass. Earlier this year in Colorado, the largest grower of cannabis plants lost their entire crop to a freeze.

Going Concern

At December 31, 2021, we had a working capital deficit of approximately $1,058,651 and we have yet to commence our plan of operations. Our current liquidity resources are not sufficient to fund its anticipated level of operations for at least the next 12 months from the date these financial statements were issued. As a result, there is substantial doubt regarding the Company’ ability to continue as a going concern.

Our ability to continue operations depends on its ability to generate and grow revenue and results of operations as well as its ability to access capital markets when necessary to accomplish its strategic objectives. We expect that we will continue to incur losses for the immediate future and will need additional equity or debt financing until we can achieve profitability and positive cash flows from operating activities. Our future capital requirements for its operations will depend on many factors, including the ability to generate revenues and its ability to obtain capital. There is no assurance that we will be successful in any capital-raising efforts that it may undertake to fund operations and implement its business plan in the future.

Our plans to implement our Plan of Operations include the following:

•	Renting space in an area in Wisconsin where we can setup a processing lab and start processing some of the Biomass harvested during 2019.
•	Once the processing lab is set up, we will meet with farmers in the area growing hemp and seek to form a co-op with them, where they farm the crop, and we process the crop and sell the Isolate.

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

For the Years Ended December 31, 2021, and 2020.

Revenues

We had no revenues for the years ended December 31, 2021 and 2020.

Operating Expenses

Our operating expenses for years ended December 31, 2021 and 2020 totaled $326,887 and $320,500, respectively, representing a $6,387 increase in FY 2021 compared to FY 2020. Our salaries and wages of $180,000 remained the same for FY 2021 and FY 2020. Our selling, general and administrative expenses increased by $12,756 in FY 2021 from FY 2020 offset by our professional and legal fees decreasing by $6,369 in FY 2021 from FY 2020.

Interest Expense

Our interest expense of $46,971 and $25,683 for the years ended December 31, 2021 and 2020, increased by $21,288 in FY 2021 from FY 2020. The increase in interest expense is attributable to a $208,451 increase in notes payable and advances from officers subject to interest in FY2021 from FY 2020.

Net Loss

For the years ended December 31, 2021 and 2020, we recognized net losses of $373,858 and $346,183, respectively, representing an increase in net losses of $27,675. The increase of $27,675 of net losses are attributable to the $6,387 increase in operating expenses from FY2021 from FY2020 and the $21,288 increase in interest expenses in FY2021 from FY2020.

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

Liquidity and Capital Resources

We have generated no revenues since inception. We have obtained cash for operating expenses mainly through advances and/or notes from affiliates and stockholders.

Net Cash Used in Operating Activities.

During the years ended December 31, 2021 and 2020, our net cash used in operating activities was $208,451 and $158,058, respectively, representing an increase of $50,393 in FY 2021 compared to FY 2020. The increase is mainly due to the $27,675 increase in net loss, as well as a $4,000 in increase in prepaid assets and $18,718 decrease in accounts payable and accrued expenses in FY 2021 compared to FY 2020. Our primary uses of funds in operations were payments made for legal and professional costs.

 Net Cash Provided by Financing Activities.

Our net cash provided by financing activities during the years ended December 31, 2021 and 2020 totaled $208,451 and $158,058, respectively, representing a $50,393 increase in net cash provided by financing activities in FY 2021 compared to FY 2020. The $50,393 increase is attributable to a $132,588 increase in proceeds from issuance of notes payable, offset by an $82,195 decrease in advances from officer in FY 2021 compared to FY 2020.

Total Liabilities

Total liabilities as of December 31, 2021 and 2020 totaled $1,069,951 and $689,093, respectively, composed exclusively of current liabilities and representing a $380,858 increase in total liabilities in FY 2021 compared to FY 2020. The $380,858 increase in total liabilities is composed of: (a) $172,407 increase in accounts payable and accrued expenses; (b) $164,583 increase in notes payable; and (c) $43,868 increase in advances from officer.

Off-Balance Sheet Arrangements

We have not and do not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of establishing off-balance sheet arrangements or other contractually narrow or limited purposes. Therefore, we do not believe we are exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships

Summary of Critical Accounting Estimates

The following significant accounting policies require management estimates and assumptions which may result in material impacts to the Company’s financial condition.

Income Taxes

The Company accounts for income taxes under the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial statements and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. The Company has incurred net operating loss for financial-reporting and tax-reporting purposes. Accordingly, for Federal and state income tax purposes, the benefit for income taxes has been offset entirely by a valuation allowance against the related federal and state deferred tax asset for the years ended December 31, 2021 and 2020.

Fair Value Measurements

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. An fair value hierarchy distinguishes between (1) market participant assumptions developed based on market data obtained from independent sources (observable inputs) and (2) an entity’s own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs).

The fair value hierarchy consists of three broad levels, which gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). The three levels of the fair value hierarchy under ASC Topic 820 are described as follows:

●	Level 1 – Unadjusted quoted prices in active markets for identical assets or liabilities that are accessible at the measurement date.

●

Level 2 – Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 inputs include quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; inputs other than quoted prices that are observable for the asset or liability; and inputs that are derived principally from or corroborated by observable market data by correlation or other means.

●	Level 3 – Inputs that are unobservable for the asset or liability.

The carrying value of prepaid assets, accounts payable and accrued expenses, notes payable and advances from officer approximate their fair value due to the short-term maturity of those items. No other assets or liabilities were required to be recorded at fair value either on a recurring or non-recurring basis as of December 31, 2021 and 2020.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company, as defined by Rule 229.10(f) (1) and are not required to provide the information required by this Item.

Integrated Cannabis Solutions, Inc. and Subsidiary

Consolidated Financial Statements

December 31, 2021 and 2020

INTEGRATED CANNABIS SOLUTIONS, INC. AND SUBSIDIARY

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Integrated Cannabis Solutions, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Integrated Cannabis Solutions, Inc. (the Company) as of December 31, 2021, and the related statements of operations, stockholders’ deficit, and cash flows for the year then ended, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America. The financial statements of Integrated Cannabis Solutions, Inc. as of December 31, 2020 were audited by other auditors whose report dated March 24, 2021 expressed an unqualified opinion on those statements.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has suffered net losses from operations, which raises substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters are discussed in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and the significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe our audit provides a reasonable basis for our opinion.

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinion on the critical audit matter or on the accounts or disclosures to which they relate.

Due to the net loss for the year, the Company evaluated the need for a going concern.

Auditing management’s evaluation of a going concern can be a significant judgement given the fact that the Company uses management estimates on future revenues and expenses which are not able to be substantiated.

As discussed in Note 3, the Company has a going concern due to net loss during the year as well as having negative cash flows from operations during the year ended December 31, 2021.

To evaluate the appropriateness of the going concern, we examined and evaluated the financial information along with management’s plans to mitigate the going concern and management’s disclosure on going concern.

/s/ M&K CPAS, PLLC

We have served as the Company’s auditor since 2021

Houston, TX

April 5, 2022

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of

Integrated Cannabis Solutions, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Integrated Cannabis Solutions, Inc. and Subsidiary (the “Company”) as of December 31, 2020, the related consolidated statements of operations, changes in stockholders’ deficit and cash flows for the year then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2020, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 3, the Company has a significant working capital deficiency, has incurred significant losses and needs to raise additional funds to meet its obligations and sustain its operations. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provided a reasonable basis for our opinion.

/s/ Marcum LLP

Marcum LLP

We served as the Company’s auditor from 2019 to 2021.

Los Angeles, CA

May 24, 2021

INTEGRATED CANNABIS SOLUTIONS, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	December 31,
	2021	2020
ASSETS
CURRENT ASSETS
Prepaid expenses	$10,000	$3,000

TOTAL ASSETS	$10,000	$3,000

LIABILITIES, TEMPORARY EQUITY AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$516,660	$344,253
Note payable	398,919	234,336
Advances from officer	154,372	110,504

Total Liabilities	1,069,951	689,093

COMMITMENTS AND CONTINGENCIES (SEE NOTE 9)

STOCKHOLDERS’ DEFICIT:
Preferred Series A stock, $0.0001 par value, 1,000,000 and 1,000,000 shares authorized, 990,400 and 993,400 issued and outstanding as of December 31, 2021 and 2020, respectively	99	100
Preferred Series B stock, $0.0001 par value, 600,000 and 600,000 shares authorized, no shares issued and outstanding as of December 31, 2021 and 2020, respectively	-	-
Preferred Series C stock, $0.0001 par value, 540,000 and 540,000 shares authorized, issued and outstanding as of December 31, 2021 and 2020, respectively	54	54
Common stock, $0.0001 par value, 1,650,000,000 and 1,200,000,000 shares authorized, 1,633,317,059 and 1,483,317,059 shares issued and outstanding as of December 31, 2021 and 2020, respectively	163,332	148,332
Additional paid-in capital	2,609,845	2,624,844
Accumulated deficit	(3,833,281)	(3,459,423)

Total Stockholders’ Deficit	(1,059,951)	(686,093)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$10,000	$3,000

The accompanying footnotes are an integral part of these consolidated financial statements.

INTEGRATED CANNABIS SOLUTIONS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2021	2020

Revenue	$-	$-

Operating expenses:
Salaries and wages	180,000	180,000
Selling, general and administrative	24,649	11,893
Professional and legal fees	122,238	128,607
Total operating expenses	326,887	320,500

Loss from operations	(326,887)	(320,500)

Other income (expense):
Interest expense	(46,971)	(25,683)
Total other income (expense)	(46,971)	(25,683)

Net loss	$(373,858)	$(346,183)

Net loss per common share - basic and diluted	$(0.00)	$(0.00)

Weighted average number of shares outstanding - basic and diluted	1,514,823,908	1,275,011,048

The accompanying footnotes are an integral part of these consolidated financial statements.

INTEGRATED CANNABIS SOLUTIONS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

	Common Stock		Preferred Stock Series A		Preferred Stock Series C		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance at January 2, 2020	1,153,317,059	$115,332	1,000,000	$100	540,000	$54	$2,657,844	$(3,113,240)	$(339,910)

Conversion of preferred Series A stock for common stock	330,000,000	33,000	(6,600)	-	-	-	(33,000)	-	-

Net loss	-	-	-	-	-	-	-	(346,183)	(346,183)

Balance at December 31, 2020	1,483,317,059	148,332	993,400	100	540,000	54	2,624,844	(3,459,423)	(686,093)

Conversion of preferred Series A stock for common stock	150,000,000	15,000	(3,000)	(1)	-	-	(14,999)	-	-

Net loss	-	-	-	-	-	-	-	(373,558)	(373,858)

Balance at December 31, 2021	1,633,317,059	$163,332	990,400	$99	540,000	$54	$2,609,845	$(3,833,281)	$(1,059,951)

The accompanying footnotes are an integral part of these consolidated financial statements.

INTEGRATED CANNABIS SOLUTIONS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(373,858)	$(346,183)
Change in operating assets and liabilities:
Prepaid expenses	(7,000)	(3,000)
Accounts payable and accrued expenses	172,407	191,125

NET CASH USED IN OPERATING ACTIVITIES	(208,451)	(158,058)

CASH FLOWS FROM FINANCING ACTIVITIES:
Advances from officer	43,868	31,995
Proceeds from issuance of notes payable	164,583	126,063

NET CASH PROVIDED BY FINANCING ACTIVITIES	208,451	158,058

NET CHANGE IN CASH	-	-
Cash at beginning of year	-	-

CASH AT END OF YEAR	$-	$-

SUPPLEMENTAL DISCLOSURE FOR OPERATING ACTIVITIES:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

NON-CASH FINANCING AND INVESTING ACTIVITIES:
Conversion of common stock for series A preferred stock	$15,000	$33,000

The accompanying footnotes are an integral part of these consolidated financial statements.

INTEGRATED CANNABIS SOLUTIONS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021 and 2020

NOTE 1 – INCORPORATION AND OPERATIONS

Integrated Cannabis Solutions, Inc. (the “Company”) is a Nevada corporation publicly traded company under the ticker “IGPK”. The Company was formed on December 31, 2003 and had nominal operations during the years ended December 31, 2021 and 2020. The Company plans to process hemp or biomass into Cannabidilol (“CBD”) by establishing a processing plant in Wisconsin to supply manufacturers or pharmaceutical companies for their manufacture, distribution and sale of CBD related products such as edibles for human consumption, vitamins, and multi-vitamins, and topical products for human use such as oils, tinctures, creams, oils and salves, and vaping liquids. The Company also plans to promote and assist in the establishment of a co-op with local farmers for the purpose of establishing a consistent supply of biomass and enter into long term supply contracts.

On May 21, 2019, the Company formed Integrated Farming Solutions, LLC as a limited liability company, in the state of Nevada. Integrated Farming Solutions, LLC is a wholly-owned subsidiary and has not yet begun operations. No assurance can be provided that the Company will be successful in implementing and executing on its business plans.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION

Basis of presentation and use of estimates

The Company’s financial statements are prepared in accordance with accounting principles generally accepted in the United State of America (“GAAP”). The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Changes in estimates and assumptions are reflected in reported results in the period in which they become known. Significant estimates made by management include, but are not limited to, valuation of stock options, stock-based compensation, convertible debt and the valuation allowance associated with deferred tax assets. Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors, including the current economic environment, which management believes to be reasonable under the circumstances. Actual results could differ from those estimates.

Cash and cash equivalents

The Company considers all highly-liquid investments with a maturity of three months or less at the time of purchase to be cash and cash equivalents. The Company had no cash or cash equivalents as of December 31, 2021 and 2020.

Property and equipment

Property and equipment are recorded at cost and are depreciated upon placement in service over estimated useful lives ranging from three to five years on a straight-line basis. As of December 31, 2021 and 2020, the Company had no property and equipment.

Impairment of Long-Lived Assets

In the event facts and circumstances indicate the carrying value of a long-lived asset, including associated intangibles, may be impaired, an evaluation of recoverability is performed by comparing the estimated future undiscounted cash flows associated with the asset to the asset’s carrying amount to determine if a write-down to market value or discounted cash flow is required. The Company did not recognize any impairment expense during the years ending December 31, 2021, or 2020.

Concentrations and Credit Risk

The Company operates solely within the hemp industry within the United States of America. Accordingly, the Company’s business, financial condition and results of operations may be influenced by the political, economic and legal environment in the United States.

INTEGRATED CANNABIS SOLUTIONS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021 and 2020

Distinguishing Liabilities from Equity

The Company relies on the guidance provided by the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 480, Distinguishing Liabilities from Equity, to classify certain redeemable and/or convertible instruments. The Company first determines whether a financial instrument should be classified as a liability. The Company will determine the liability classification if the financial instrument is mandatorily redeemable, or if the financial instrument, other than outstanding shares, embodies a conditional obligation that the Company must or may settle by issuing a variable number of its equity shares.

Once the Company determines that a financial instrument should not be classified as a liability, the Company determines whether the financial instrument should be presented between the liability section and the equity section of the balance sheet (“temporary equity”). The Company will determine temporary equity classification if the redemption of the financial instrument is outside the control of the Company or at the option of the holder. Otherwise, the Company accounts for the financial instrument as permanent equity.

Initial Measurement

The Company records its financial instruments classified as a liability, temporary equity or permanent equity at issuance at the fair value, or cash received.

Subsequent Measurement – Financial instruments classified as liabilities

The Company records the fair value of its financial instruments classified as liabilities at each subsequent measurement date. The changes in fair value of its financial instruments classified as liabilities are recorded as other expense or income.

Derivative Financial Instruments

The Company evaluates its convertible instruments to determine if those contracts or embedded components of those contracts qualify as derivative financial instruments to be separately accounted for in accordance with ASC 815 Derivatives and Hedging (“ASC 815”). The accounting treatment of derivative financial instruments requires that the Company record embedded conversion options and any related freestanding instruments at their fair values as of the inception date of the agreement and at fair value as of each subsequent balance sheet date. Any change in fair value is recorded as non-operating, non-cash income or expense for each reporting period at each balance sheet date. Conversion options are recorded as a discount to the host instrument and are amortized as amortization of debt discount on the statements of operations over the life of the underlying instrument. The Company reassesses the classification of its derivative instruments at each balance sheet date. If the classification changes as a result of events during the period, the contract is reclassified as of the date of the event that caused the reclassification.

Sequencing Policy

Under ASC 815-40-35, the Company follows a sequencing policy whereby, in the event that reclassification of contracts from equity to assets or liabilities is necessary pursuant to ASC 815 due to the Company’s inability to demonstrate it has sufficient authorized shares as a result of certain securities with a potentially indeterminable number of shares, shares will be allocated on the basis of the earliest issuance date of potentially dilutive instruments, with the earliest grants receiving the first allocation of shares. Pursuant to ASC 815, issuance of securities to the Company’s employees or directors are not subject to the sequencing policy.

INTEGRATED CANNABIS SOLUTIONS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021 and 2020

Income Taxes

The Company accounts for income taxes under the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial statements and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. The Company has incurred net operating loss for financial-reporting and tax-reporting purposes. Accordingly, for Federal and state income tax purposes, the benefit for income taxes has been offset entirely by a valuation allowance against the related federal and state deferred tax asset for the years ended December 31, 2021, and 2020.

Loss per Share

In accordance with the provisions of ASC 260, Earnings Per Share, net loss per share is computed by dividing net loss by the weighted-average shares of common stock outstanding during the period. During a loss period, the effect of the potential exercise of stock options and convertible debt are not considered in the diluted loss per share calculation since the effect would be anti-dilutive. The results of operations were a net loss for the years ended December 31, 2021, and 2020. Therefore, the basic and diluted weighted-average shares of common stock outstanding were the same for all years. The anti-dilutive shares of common stock outstanding for the year ended December 31, 2021, and 2020 were as follows:

	December 31,
	2021	2020
Potentially dilutive securities:
Series A Preferred Stock	49,520,000,000	46,700,000,000
Series B Preferred Stock	-	-
Series C Preferred Stock	172,303,765	80,597,015

Fair Value Measurements

ASC Topic 820, Fair Value Measurements and Disclosures (“ASC Topic 820”) provides a framework for measuring fair value in accordance with generally accepted accounting principles.

ASC Topic 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC Topic 820 establishes a fair value hierarchy that distinguishes between (1) market participant assumptions developed based on market data obtained from independent sources (observable inputs) and (2) an entity’s own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs).

The fair value hierarchy consists of three broad levels, which gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). The three levels of the fair value hierarchy under ASC Topic 820 are described as follows:

●	Level 1 – Unadjusted quoted prices in active markets for identical assets or liabilities that are accessible at the measurement date.

●

Level 2 – Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 inputs include quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; inputs other than quoted prices that are observable for the asset or liability; and inputs that are derived principally from or corroborated by observable market data by correlation or other means.

●	Level 3 – Inputs that are unobservable for the asset or liability.

INTEGRATED CANNABIS SOLUTIONS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021 and 2020

The carrying value of prepaid assets, accounts payable and accrued expenses, notes payable and advances from officer approximate their fair value due to the short-term maturity of those items. No other assets or liabilities were required to be recorded at fair value either on a recurring or non-recurring basis as of December 31, 2021 and 2020.

Recent Accounting Pronouncements

In July 2021, the FASB issued ASU 2021-05, Lessors—Certain Leases with Variable Lease Payments (“ASU 2021-05”). ASU 2021-05 was issued to address the day-one loss issue related to a lessor’s accounting for certain leases with variable lease payments, requiring a lease with variable lease payments that do not depend on an index or a rate to be classified as operating under certain conditions. ASU 2021-05 is effective for the Company for interim periods beginning after December 15, 2021. The Company is currently assessing the potential impact of the adoption of ASU 2021-05, but does not expect it to have a material effect on the Company’s financial statements and related disclosures.

In May 2021, the FASB issued ASU 2021-04, Issuer’s Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options (“ASU 2021-04”). ASU 2021-04 codifies how an issuer should account for modifications made to equity-classified written call options. The guidance in ASU 2021-04 requires the issuer to treat a modification of an equity-classified warrant that does not cause the warrant to become liability-classified as an exchange of the original warrant for a new warrant. This guidance applies whether the modification is structured as an amendment to the terms and conditions of the warrant or as termination of the original warrant and issuance of a new warrant. ASU 2021-04 is effective for fiscal years beginning after December 15, 2021. The Company is currently assessing the potential impact of the adoption of ASU 2021-04, but does not expect it to have a material effect on the Company’s financial statements and related disclosures.

In August 2020, the FASB issued ASU 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”). ASU 2020-06 simplifies the accounting for certain financial instruments with characteristics of liabilities and equity, including convertible instruments and contracts on an entity’s own equity by removing the separation models for convertible debt with cash conversion and beneficial conversion features by requiring entities not to separately present in equity an embedded conversion feature in such debt and instead will account for a convertible debt instrument and convertible preferred stock as a single unit of account unless a convertible instrument contains features that require bifurcation as a derivative under ASC 815 or was issued at a substantial premium. The ASU was early adopted for the fiscal year ending December 31, 2021. The adoption of ASU 2020-06 did not have a material effect on the Company’s financial statements and related disclosures.

NOTE 3 – GOING CONCERN

At December 31, 2021 and December 31, 2020, the Company had a working capital deficit of approximately $1,059,951 and $686,093, respectively and has yet to commence its plan of operations. The Company’s current liquidity resources are not sufficient to fund its anticipated level of operations for at least the next 12 months from the date these financial statements were issued. As a result, there is substantial doubt regarding the Company’ ability to continue as a going concern.

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

NOTE 4 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

As of December 31, 2021 and 2020, accounts payable and accrued expenses consisted of the following:

	December 31,
	2021	2020
Accounts payable	$18,745	$73,310
Accrued payroll	410,000	230,000
Accrued interest payable	87,915	40,943
Total	$516,660	$344,253

NOTE 5 – RELATED PARTY TRANSACTIONS

The Company was advanced $43,868 and $31,995 by paying expenses on behalf of the Company during the years ended December 31, 2021 and 2020, respectively, by the Company’s Chief Executive Officer, Mr. Matthew Dwyer, (the “CEO”) for working capital purposes. Additionally, the Company accrues $500 per month for rent and use of the CEO’s office space. The loans bear interest at 10% per annum and are payable on demand. The balance of the loans were $154,372 and $110,504 and accrued interest was $29,641 and $17,168 as of December 31, 2021 and 2020, respectively.

NOTE 6 – NOTES PAYABLE

During the years ended December 31, 2021 and 2020, a lender advanced the Company a total of $157,083 and $126,064 for the payment of corporate expenses. The advances accrue interest at 10% per annum and are due on demand. The principal balance was $391,419 and $234,336 and accrued interest was $57,641 and $23,775 as of December 31, 2021 and 2020, respectively.

During the year ended December 31, 2021, a lender advanced a total of $7,500 for working capital purposes under a demand note. The advance accrues interest at 10% per annum and is due on demand. The balance on the note was $7,500 and accrued interest was $633 as of December 31, 2021. Interest expense was $633 for the year ended December 31, 2021.

NOTE 7 – STOCKHOLDERS DEFICIT

Series A Preferred Stock

On January 11, 2016, the Company authorized and approved the designation of 5,000,000 shares of Series A Preferred Stock with a par value of $0.0001. The Series A Preferred Stock shall not have any preferences in the event of any liquidation, dissolution or winding up of the Company, but shall participate with the Common Stock on any distributions made to the Common Stock in connection with any liquidation event on an as converted basis. The holders of the Series A Preferred Stock shall have the right to convert each share of Series A Preferred Stock into 10,000 shares of Common Stock. Series A Preferred Stock may not be converted into Common Stock except to the extent that, at the time of conversion, there are a sufficient number of authorized but unissued and unreserved shares of Common Stock available to permit conversion. The holders of Series A Preferred Stock shall have 10,000 votes per share of Series A Preferred Stock and shall be entitled to vote on any and all matters bought to a vote of stockholders of Common Stock.

On September 18, 2019, the Company reduced its Series A Preferred Shares, to 1,000,000 shares authorized and simultaneously increased the conversion ratio. The Series A Preferred Stock shall not have any preferences in the event of any liquidation, dissolution or winding up of the Company, but shall participate with the Common Stock on any distributions made to the Common Stock in connection with any liquidation event on an as converted basis. The holders of the Series A Preferred Stock shall have the right to convert their Series A Preferred Stock into Common Stock at the rate of 50,000 shares of Common Stock for each share of Series A Preferred Stock outstanding. Such conversion right may be exercised at any time during which the Series A Preferred Stock is outstanding. Series A Preferred Stock may not be converted into Common Stock except to the extent that, at the time of conversion, there are a sufficient number of authorized but unissued and unreserved shares of Common Stock available to permit conversion. The holders of Series A Preferred Stock shall have 50,000 votes per share Series A Preferred Stock and shall be entitled to vote on any and all matters brought to a vote of stockholders of Common Stock and shall vote as a group with and on the same basis as holders of Common stock.

F-12

2021

During July 2021, a holder of 1,000 shares of our Preferred Series A stock converted those shares into 50,000,000 shares of the Company’s common stock as per the terms of the agreement, with no gain or loss recorded.

During December 2021, a holder of 2,000 shares of our Preferred Series A stock converted those shares into 100,000,000 shares of the Company’s common stock as per the terms of the agreement, with no gain or loss recorded.

2020

During June 2020, a holder of 2,000 shares of the Company’s Preferred Series A converted those shares into 100,000,000 shares of the Company’s common stock.

During September 2020, a holder of 2,600 shares of the Company’s Preferred Series A stock converted those shares into 130,000,000 shares of the Company’s common stock.

During December 2020, a holder of 2,000 shares of the Company’s Preferred Series A converted those shares into 100,000,000 shares of the Company’s common stock.

Series B Preferred Stock

On October 8, 2019, the Company filed an Amended Certificate of Stock Designation in Nevada for Series B Preferred shares. The Company is authorized to issue 600,000 shares of Preferred B Shares, none of which are outstanding. Each Preferred B share is convertible at $2.00 per share into one Common Stock Share Per each Preferred B Share. The Series B Preferred shares have no voting rights until after conversion into Common stock on a one-for-one basis.

Series C Preferred Stock

On October 8, 2019, the Company filed an Amended Certificate of Stock Designation in Nevada for Series C Preferred shares. The Company is authorized to issue 540,000 shares of Series C Preferred Stock, 540,000 of which are outstanding. The holder of Series C Preferred stock has the right to “Call” the shares, subject to the Conversion/Call Schedule below, for $1/Series C Preferred share or for shares of the Company’s common stock with equivalent value. The share price of the common stock is to be determined using the average closing price of the common stock for the five trading days prior to conversion.

Date Conversion/Call Permissible (Preferred C)	Maximum Dollars Convertible at $1.00 per 1 Share ($)
Q1 2020 ending March 31, 2020	30,000
Q2 2020 ending June 30 2020	30,000
Q3 2020 ending September 30, 2020	30,000
Q4 2020 ending December 31, 2020	30,000
Q1 2021 ending March 31, 2021	60,000
Q2 2021 ending June 30 2021	60,000
Q3 2021 ending September 30, 2021	60,000
Q4 2021 ending December 31, 2021	60,000
Q1 2022 ending March 31, 2022	60,000
Q2 2022 ending June 30, 2022	60,000
Q3 2022 ending September 30, 2022	60,000
Total	540,000

INTEGRATED CANNABIS SOLUTIONS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021 and 2020

The Company has a first right of refusal to Call all Series C Preferred shares prior to any sale or conversion of these shares, even if a conversion is permissible under the Conversion/Call Schedule above. Any holder of Series C Preferred shares seeking to sell or convert their Series C Preferred shares must first submit a written request to us to do so. The Corporation shall then have 30 days to exercise its first right of refusal.

The Company has determined that the Series C Preferred Stock is more akin to equity than debt and that conversion feature, subject to adjustments, is clearly and closely related to the host instrument, therefore bifurcation is not required. The Company has accounted for the Series C Preferred Stock as contingently redeemable preferred stock and has presented the amount in temporary equity on the consolidated balance sheet based on the initial measurement amount, as required by ASC 480-10-S99, Distinguishing Liabilities from Equity – SEC Materials. The put feature of the Series C Preferred Stock is a mandatory redemption feature, however since the Series C Preferred Stock also has a conversion feature, it is not included as temporary equity. The amount presented as temporary equity for the contingently redeemable Series C Preferred Stock outstanding is its issuance-date fair value. The Series C Preferred Stock was initially measured at its fair value, $540,000.

During September 2020, all of the outstanding Preferred Series C stock was assigned to the Company’s CEO in exchange for his personal shares in TGGI.

Common Stock

As of December 31, 2021, and 2020, the Company has authorized 1,650,000,000 and 1,650,000,000 common shares, respectively, with a par value of $0.0001 per share. Each common share entitles the holder to one vote, in person or proxy, on any matter on which action of the stockholders of the corporation is sought.

2021

During July 2021, a holder of 1,000 shares of the Company’s Preferred Series A converted those shares into 50,000,000 shares of the Company’s common stock as per the terms of the agreement, with no gain or loss recorded.

During December 2021, a holder of 2,000 shares of the Company’s Preferred Series A converted those shares into 100,000,000 shares of the Company’s common stock as per the terms of the agreement, with no gain or loss recorded.

2020

During June 2020, a holder of 2,000 shares of the Company’s Preferred Series A converted those shares into 100,000,000 shares of the Company’s common stock.

During September 2020, a holder of 2,600 shares of the Company’s Preferred Series A stock converted those shares into 130,000,000 shares of the Company’s common stock.

During December 2020, a holder of 2,000 shares of the Company’s Preferred Series A converted those shares into 100,000,000 shares of the Company’s common stock.

INTEGRATED CANNABIS SOLUTIONS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021 and 2020

NOTE 8 – INCOME TAXES

The provision (benefit) for income taxes consists of the following:

December 31,
	2021	2020
Federal	$-	$-
State	-	-
Deferred	-	-
Total	$-	$-

The difference between the actual income tax rate versus the tax computed at the Federal Statutory rate follows:

	December 31,
	2021	2020
Federal rate	21%	21%
Change in tax rate	-	-
State net of federal	4%	4%
Return to provision and deferred adjustments	0%	10%
Valuation allowance	(25)%	(35)%
Effective income tax rate	0%	0%

The Company did not have any material uncertain tax positions. The Company’s policy is to recognize interest and penalties accrued related to unrecognized benefits as a component income tax expense (benefit). The Company did not recognize any interest or penalties, nor did it have any interest or penalties accrued as of December 31, 2021 and 2020.

The federal income tax provision differs from the amount of income tax determined by applying the U.S. federal income tax rate of 21% to pretax income from continuing operations for the years ended December 31, 2021 and 2020 due to the following:

	December 31,
	2021	2020
Salaries and wages	$45,621	$82,878
Interest expense, related party	11,905	26,011
Selling, general and administrative	6,247	6,622
Professional and legal fees	30,981	3,817
Stock compensation	-	224,021
Loss on impairment	-	12,455
Net operating loss	580,253	224,449
Total	675,007	580,253
Valuation allowance	(675,007)	(580,253)
Deferred tax asset, net	$-	$-

INTEGRATED CANNABIS SOLUTIONS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021 and 2020

In assessing the realization of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. The Company considers the scheduled reversal of deferred tax assets, projected future taxable income and tax planning strategies in making this assessment. After consideration of all of the information available, the Company believes that significant uncertainty exists with respect to future realization of the deferred tax assets and has therefore established a full valuation allowance. For the years ended December 31, 2021 and December 31, 2020, the valuation allowance increased by $94,754 and $122,919, respectively.

The tax periods ending December 31, 2021, 2020, 2019, 2018 and 2017 respectively, are open for examination. The Company has federal and state net operating loss carryforwards for the years ending December 31, 2021 and 2020 of $980,330 and $885,576, which do not expire.

On March 27, 2020, the CARES Act was enacted in response to COVID-19 pandemic. Under ASC 740, the effects of changes in tax rates and laws are recognized in the period which the new legislation is enacted. The CARES Act made various tax law changes including among other things (i) increasing the limitation under Section 163(j) of the Internal Revenue Code of 1986, as amended (the “IRC”) for 2019 and 2020 to permit additional expensing of interest (ii) enacting a technical correction so that qualified improvement property can be immediately expensed under IRC Section 168(k), (iii) making modifications to the federal net operating loss rules including permitting federal net operating losses incurred in 2018, 2019, and 2020 to be carried back to the five preceding taxable years in order to generate a refund of previously paid income taxes and (iv) enhancing the recoverability of alternative minimum tax credits. Given the Company’s full valuation allowance position and capitalization of all costs, the CARES Act did not have an impact on the consolidated financial statements.

NOTE 9 – COMMITMENTS AND CONTINGENCIES

On February 23, 2022, we and our Chief Executive Officer were provided with a Complaint in the Superior Court for Sacramento, California alleging negligence and premises liability by over 100 persons and entities, including the Company. The Complaint was never properly served upon the Company. The matter is in its early stages with no discovery schedule or trial date set. The complaint has no merit and we intend to vigorously defend the matter notwithstanding that no determination of the likelihood of loss has been determined.

The Company from time to time is party to certain lawsuits, legal proceedings and various claims relating to matters in the normal course of its business.

On January 1, 2018, the Company entered into an employment agreement with the CEO. Under the terms of the employment agreement, the Company was to pay the CEO a salary at a rate of $180,000 for the 2018 calendar year, $300,000 for the 2019 calendar year, and $500,000 for the 2020 calendar year. On December 31, 2019, the CEO’s salary was reduced to $180,000 per year, effective January 1, 2020 and the aggregate of previously accrued wages were reduced to $50,000 in total. In addition, the CEO was initially eligible to receive stock options for the right to purchase up to 150,000,000 shares of the Company’s common stock. During 2019, the Company and the CEO mutually agreed to cancel the 150,000,000 options.

NOTE 10 – SUBSEQUENT EVENTS

On January 3, 2022, the Company publicly announced it will not be renewing its Hemp licenses in Wisconsin since the Hemp market prices have dropped due to the increased number of new farmers.

On January 26, 2022, the Company’s wholly owned subsidiary, Integrated Holding Solutions, Inc. (the “Buyer”), completed an Acquisition Agreement (the “Agreement”) with GCTR Management, LLC, a California Limited Liability Company (the “Seller” or “GCTR”), and its Managing Member. The Seller is in the business of managing cannabis companies.

The Agreement provides for the Buyer’s acquisition of 100% of the Seller’s Membership Units in return for consideration to the Seller of our 1,200,000 Preferred B Shares (“Preferred B Share Consideration”). For a period of 12 months following the closing date, should the Seller’s revenue exceed certain specified levels specified in the Agreement, the Buyer will be required to pay the Seller additional monetary consideration pertaining to those specified revenue levels. Further, the terms provide that: (a) upon the closing, the Seller shall become the Buyer’s wholly-owned subsidiary; (b) the operations of the Seller shall become the operations of the Buyer; (c) the Managing Member of the Seller shall manage GCTR’s operations; and (d) the Buyer will have redemption rights to purchase back the Preferred B Share Consideration within 6 months of our issuance of said shares on the Buyer’s behalf to the Seller at $10.00 per Preferred Share (“Redemption Rights”). The Buyer has the right to extend the Redemption Rights for an additional 6-month period.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934 (“Exchange Act”) as of the end of the period covered by this report. Based on that evaluation, our principal executive and principal financial officer concluded that our disclosure controls and procedures as of the end of the period covered by this report were ineffective such that the information required to be disclosed by us in reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our principal executive and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Internal Control over Financial Reporting

Management’s Annual Report on Internal Control over Financial Reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) for the Company. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States. Because of its inherent limitations, internal control over financial reporting may not prevent nor detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives.

Management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2021. In making its assessment of internal control over financial reporting, management used the criteria established in Internal Control – Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework). This assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of those controls. Based on the results of this assessment, management has concluded that our internal controls over financial reporting were ineffective as of December 31, 2021. A material weakness is a deficiency, or combination of deficiencies, in internal controls over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. The company has no formal control process related to the identification of related party transactions at this point in time.

Management’s assessment was not subject to attestation by the Company’s independent registered public accounting firm and as such, no attestation was performed pursuant to SEC Final Rule Release Nos. 33-8934; 34-58028 that permit the Company to provide only management’s assessment report for the years ended December 31, 2021 and 2020. Due to a control failure with respect to the financial closing process, our independent auditors identified multiple adjusting journal entries as part of their current year audit procedures. The financial closing process will be improved going forward to address any weaknesses.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting that occurred in the year ended December 31, 2021 that has materially adversely affected, or is reasonably likely to materially adversely affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

All board of Directors and Committee Members were in attendance for all required meetings pursuant to our compliance calendar.

Directors and Executive Officers, Promoters and Control Persons

All directors of our directors and officers hold office until the next annual meeting of our shareholders and until such director’s successor is elected and has been qualified, or until such director’s earlier death, resignation or removal. The following table sets forth the names, positions and ages of our executive officers and directors. Our board of directors elect officers and their terms of office are at the discretion of our board of directors.

DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

All directors of our company hold office until the next annual meeting of our stockholders or until their successors have been elected and qualified, or until their death, resignation or removal. The executive officers of our company are appointed by our board of directors and hold office until their death, resignation or removal from office.

Our directors and executive officers, their ages, positions held, and duration of such, are as follows:

Name:	Age	Position
Matthew Dwyer	56	CEO/CFO/Director
Manual Losada	57	Director

Business Experience

The following is a brief account of the education and business experience of directors and executive officers during at least the past five years, indicating their principal occupation during the period, and the name and principal business of the organization by which they were employed:

Matthew Dwyer

Matthew Dwyer has been our President/Director since November 8, 2017 and Chief Executive Officer/Chief Financial Officer/ since November 11, 2019. Since November 2017, Matthew Dwyer has been the Chief Executive Officer of Global Consortium, Inc., which company is quoted on the OTCMARKETS Pink tier and files reports with OTCMARKETS as a non-SEC reporting company. Global Consortium owns Indulge Oils, its cannabis distillate division, and Infused, its edible division. From November 2017 to September 2020, he was the President/Director of Trans Global Group, Inc., a specialty products brand company. Matthew Dwyer is a co-owner of Global Consortium Group, LLC, a California Limited Liability Company, which has a California manufacturing, distribution and delivery license for cannabis in California. In 2018, as the CEO of Global Consortium, Inc., he oversaw the planting of a 15-acre hemp farm in Colorado, the test crop was successfully planted and harvested. Mr. Dwyer along with his partner set out to open a Manufacturing Lab for THC in Sacrament, California. In April/2019, California issued a (THC) Manufacturing License and the City of Sacramento issued a Certificate of Occupancy in October/2019. From September 26, 2017 to October 2017, he was the Chief Executive Officer of Experience Art and Design, Inc., From 2004 to 2017, he was a Director and Chief Executive Officer/Chief Financial Officer of Barron Capital Enterprises, Inc., an SEC reporting company.

Manuel Losada

Manuel Losada has been our Director since November 11, 2019. From September 21, 2018 until November 30, 2019, he has been a Director of Global Consortium, Inc., which is quoted on the OTCMARKETS Pink tier and files reports with OTCMARKETS as a non-SEC reporting company. From September 2009 to present, Manuel Losada has been the President/General Partner of MedPro Associates located in Empire Colorado, a national manufacturer’s representation organizations. Since 2013, Manuel Losada has been the Chief Executive Officer/President of Optimal Healthcare Solutions, an automated logistics inventory service along with low-cost solution driven capabilities targeted at reducing customers operating expense.

Litigation

On February 23, 2022, we and our Chief Executive Officer were provided with a Complaint in the Superior Court for Sacramento, California alleging negligence and premises liability by over 100 persons and entities, including the Company. The Complaint was never properly served upon the Company. The matter is in its early stages with no discovery schedule or trial date set. The complaint has no merit and we intend to vigorously defend the matter notwithstanding that no determination of the likelihood of loss has been determined.

Section 16(a) Beneficial Ownership Compliance

Section 16(a) of the Securities Exchange Act requires our executive officers and directors, and persons who own more than 10% of our common stock, to file reports regarding ownership of, and transactions in, our securities with the Securities and Exchange Commission and to provide us with copies of those filings. Our officer/director and director will be filing Forms 3 detailing their ownership of our shares.

Code of Ethics

We adopted a Code of Business Conduct and Ethics that applies to, among other persons, our company’s president (being our principal executive officer, principal financial officer and principal accounting officer), as well as persons performing similar functions. As adopted, our Code of Business Conduct and Ethics sets forth written standards that are designed to deter wrongdoing and to promote;

1. Honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships;

2. Full, fair, accurate, timely, and understandable disclosure in reports and documents that we file with, or submit to, the Securities and Exchange Commission and in other public communications made by us;

3. Compliance with applicable governmental laws, rules and regulations;

4. The prompt internal reporting of violations of the Code of Business Conduct and Ethics to an appropriate person or persons identified in the Code of Business Conduct and Ethics; and

5. Accountability for adherence to the Code of Business Conduct and Ethics

Our Code of Business Conduct and Ethics requires, among other things, that all of our personnel shall be accorded full access to our president with respect to any matter which may arise relating to the Code of Business Conduct and Ethics. Further, all of our company’s personnel are to be accorded full access to our board of directors if any such matter involves an alleged breach of the Code of Business Conduct and Ethics by our president.

In addition, our Code of Business Conduct and Ethics emphasizes that all employees, and particularly managers and/or supervisors, have a responsibility for maintaining financial integrity within our company, consistent with generally accepted accounting principles, and federal, provincial and state securities laws. Any employee who becomes aware of any incidents involving financial or accounting manipulation or other irregularities, whether by witnessing the incident or being told of it, must report it to his or her immediate supervisor or to our company’s president. If the incident involves an alleged breach of the Code of Business Conduct and Ethics by the president, the incident must be reported to any member of our board of directors. Any failure to report such inappropriate or irregular conduct of others is to be treated as a severe disciplinary matter. It is against our policy to retaliate against any individual who reports in good faith the violation or potential violation of our company’s Code of Business Conduct and Ethics.

Our Code of Business Conduct and Ethics was filed as an exhibit with our Registration Statement on Form S-1 filed with the Securities and Exchange Commission on July 31, 2016 We will provide a copy of the Code of Business Conduct and Ethics to any person without charge, upon request. Requests can be sent to the Company address listed above.

Nomination Process

As of the date of this Form 10-K, we did not affect any material changes to the procedures by which shareholders may recommend nominees to the board of directors and there were no subsequent events and directors have remained the same. We do not have any defined policy or procedure requirements for shareholders to submit recommendations or nominations for directors. The board of directors believes that, given the current stage of our development, a specific nominating policy would be premature and of little assistance until our operations develop to a more advanced level. We do not currently have any specific or minimum criteria for the election of nominees to the board of directors and there is no specific process or procedure for evaluating such nominees. The board of directors assesses all candidates, whether submitted by management or shareholders, and makes recommendations for election or appointment.

A shareholder who wishes to communicate with the board of directors may do so by directing a written request addressed to our Chief Executive Officer or the Chief Financial Officer at the address appearing on the face page of this report.

Committees of the Board

All proceedings of the board of directors were conducted by resolutions consented to in writing by all the directors and filed with the minutes of the proceedings of the directors. Such resolutions consented to in writing by the directors entitled to vote on that resolution at a meeting of the directors are, according to the Nevada Business Corporation Act and our Bylaws as valid and effective as if they had been passed at a meeting of the directors duly called and held.

ITEM 11. EXECUTIVE COMPENSATION

EXECUTIVE COMPENSATION

The particulars of compensation paid to the following persons:

a)	all individuals serving as our principal executive officer during the year ended December 31, 2021 and December 31, 2020

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Matthew Dwyer, CEO/CFO	2021*
	2020*		0	0	0	0	0	0

______

*Salary for 2021 and 2020 was $180,000 and $180,000, respectively, no cash of which was paid in either year but accrued for.

Salary for 2021 and 2020 was $180,000, no cash of which was paid, but accrued for. There were no bonus or options awards for 2021

There are no arrangements or plans in which we provide retirement or similar benefits for our directors or executive officers.

Resignation, Retirement, Other Termination, or Change in Control Arrangements

Other than the employment agreements with our Chief Executive Officer, we have no contract, agreement, plan or arrangement, whether written or unwritten, that provides for payments to our directors or executive officers at, following, or in connection with the resignation, retirement or other termination of our directors or executive officers, or a change in control of our company or a change in our directors’ or executive officers’ responsibilities following a change in control.

Compensation of Directors

The table below shows the compensation of our directors who were not our named executive officers for the fiscal year ended December 31, 2021 and 2020.

Name	Fees earned or paid in cash ($)	Stock awards ($)*	Option awards ($)	Non-equity incentive plan compensation ($)	Nonqualified deferred compensation earnings ($)	All other compensation ($)	Total ($)
Manuel Losada
2021	0	0	0	0	0	0	0
2020	0	0	0	0	0	0	0

We have no formal plan for compensating our directors for their services in their capacity as directors. Our directors are entitled to reimbursement for reasonable travel and other out-of-pocket expenses incurred in connection with attendance at meetings of our board of directors. Our board of directors may award special remuneration to any director undertaking any special services on their behalf other than services ordinarily required of a director.

BOARD OF DIRECTOR COMPENSATION

We have not compensated our Directors with any director compensation since our inception.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of December 31, 2021 certain information with respect to the beneficial ownership of our common stock by each stockholder known by us to be the beneficial owner of more than 5% of any class of our voting securities and by each of our current directors, our named executive officers and by our current executive officers and directors as a group.

Name of Beneficial Owner	Title of Class	Amount	Nature of Beneficial Ownership	Common Upon Conversion	Percentage of Class (2)	Percentage of Common
Matthew Dwyer, CEO/CFO/Director (1)	Preferred A	990,400	Direct	49,520,000,000	100	97.7%
Matthew Dwyer, CEO/CFO/Director (1)	Preferred C	540,000	Direct	540,000,000	100	Less than 1%
Manuel Losada, Director (4)
Penni Gruenberg (2)	Common	80,642,100	Direct		4.93	4.93%
Laurence Wilneff Living Trust (3)	Common	115,030,000	Direct		7.04	7.04%

Notes:

(1) Since November 8, 2017, Matthew Dwyer has been our President/Director and since November 11, 2019, our Chief Executive Officer/Chief Financial Officer. Matthew Dwyer holds the 540,000 Preferred C Shares referenced above.

(2) Penni Gruenberg is not a member of management and has no influence over management

(3) Laurence Wilneff controls Laurence Wilneff Living Trust and has dispositive power over the shares of the Trust.

(4) Manuel Losada was appointed as our Director on November 11, 2019 and owns no common stock or any of our securities.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Other than as disclosed below, there has been no transaction, or currently proposed transaction, in which our company was or is to be a participant and the amount involved exceeds $5,000, being the lesser of $120,000 or one percent of our total assets and in which any of the following persons had or will have a direct or indirect material interest:

a)	any director or executive officer of our company;
b)	any person who beneficially owns, directly or indirectly, more than 5% of any class of our voting securities;
c)

any person who acquired control of our company when it was a shell company or any person that is part of a group, consisting of two or more persons that agreed to act together for the purpose of acquiring, holding, voting or disposing of our common stock, that acquired control of our company when it was a shell company; and

d)	any member of the immediate family (including spouse, parents, children, siblings and in- laws) of any of the foregoing persons.

On October 15, 2019, we exchanged 540,000,000 shares of common stock with Trans Global Group, Inc. for 540,000 shares Series C shares. Our Chief Executive Officer, Mathew Dwyer, is the Chief Executive Officer and controlling shareholder of Trans Global Group Inc. Each Preferred C Shares is convertible, on a per share basis, into the number of common shares of the Company worth $1.00 and are callable.

On January 1, 2018, we awarded our Chief Executive Officer an option to purchase a total of 150,000,000 shares of our common stock at an exercise price of $0.01. These options were to vest at the rate of 50,000,000 options on the first day of each calendar year beginning January 1, 2018 and have an expiration date of January 1, 2023.

Our Chief Executive Officer, Matthew Dwyer provided advances to us, there advances were as follows:

As of December 31, 2018, $30,855 was due and owed to our Chief Executive Officer, Matthew Dwyer.

As of December 31, 2019, $78,509 was due and owed to our Chief Executive Officer, Matthew Dwyer.

As of December 31, 2020, $101,724 was due and owed to our Chief Executive Officer, Matthew Dwyer.

As of March 31, 2021, $112,379 was due and owed to our Chief Executive Officer, Matthew Dwyer.

As of December 31, 2021, $154,372 was due and owed to our Chief Executive Officer, Matthew Dwyer.

Our Chief Executive Officer, Matt Dwyer, owns 19% of one of GCTR’s clients; accordingly, there is a potential conflict of interest between our Chief Executive Officer’s interests and the interests of our shareholders.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

Audit fees and related accounting fees for the year ended December 31, 2021 and 2020 amounted to $10,400 and $70,500, respectively.

All Other Fees

None

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

31.1*	Rule 13a-14(a) / 15d-14(a) Certification of Chief Executive Officer.

31.2*	Rule 13a-14(a) / 15d-14(a) Certification of Chief Financial Officer.

32.1*	Section 1350 Certification of Chief Executive Officer.

32.2*	Section 1350 Certification of Chief Financial Officer.

101.INS*	XBRL Instance Document

101.XSD*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Definition Linkbase Document

101.LAB*	XBRL Taxonomy Label Linkbase Document

101.PRE*	XBRL Taxonomy Presentation Linkbase Document

____

* Filed herewith

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

By:	/s/ Matthew Dwyer
Matthew Dwyer
Chief Executive Officer Principle Executive Officer

By:	/s/ Matthew Dwyer
Matthew Dwyer Chief Financial Officer/Chief Accounting Officer Principle Financial Officer

Dated: April 5, 2022

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

By:	/s/Matthew Dwyer
Matthew Dwyer
Director

By:	/s/ Manuel Losada
Manuel Losada Director

Dated: April 5, 2022

