Form 10-Q
period 2022-03-31
Integrated Cannabis Solutions, Inc.
filed 2022-05-06
CIK 1002771

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

or

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

The Company has 1,633,317,059 common stock shares outstanding as of May 6, 2022.

2

PART I – FINANCIAL INFORMATION

INTEGRATED CANNABIS SOLUTIONS, INC. AND SUBSIDIARY

UNAUDITED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2022	2021
ASSETS

CURRENT ASSETS
Prepaid expenses	$-	$10,000

TOTAL ASSETS	$-	$10,000

LIABILITIES, TEMPORARY EQUITY AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$540,587	$487,019
Accrued interest, related party	34,264	29,641
Note payable	398,919	398,919
Advances from officer	180,741	154,372

Total Liabilities	1,154,511	1,069,951

STOCKHOLDERS’ DEFICIT:
Preferred Series A stock, $0.0001 par value, 1,000,000 and 1,000,000 shares authorized, 990,400 and 990,400 issued and outstanding, respectively	99	99
Preferred Series B stock, $0.0001 par value, 600,000 and 600,000 shares authorized, no shares issued and outstanding, respectively	-	-
Preferred Series C stock, $0.0001 par value, 540,000 and 540,000 shares authorized, issued and outstanding, respectively	54	54
Common stock, $0.0001 par value, 1,650,000,000 and 1,650,000,000 shares authorized, 1,633,317,059 and 1,633,317,059 shares issued and outstanding, respectively	163,332	163,332
Additional paid-in capital	2,609,845	2,609,845
Accumulated deficit	(3,927,841)	(3,833,281)

Total Stockholders’ Deficit	(1,154,511)	(1,059,951)

TOTAL LIABILITIES, TEMPORARY EQUITY AND STOCKHOLDERS’ DEFICIT	$-	$10,000

The accompanying footnotes are an integral part of these unaudited consolidated financial statements.

INTEGRATED CANNABIS SOLUTIONS, INC. AND SUBSIDIARY

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended March 31,
	2022	2021
Revenue	$-	$-

Operating expenses:
Salaries and wages	45,000	45,000
Selling, general and administrative	4,100	6,000
Professional and legal fees	31,580	20,056
Total operating expenses	80,680	71,056

Loss from operations	(80,680)	(71,056)

Other expense:
Interest expense	(13,880)	(9,084)
Total other expense	(13,880)	(9,084)

Net Loss	$(94,560)	$(80,140)

Net loss per common share - basic and diluted	$(0.00)	$(0.00)

Weighted average number of shares outstanding - basic and diluted	1,633,317,059	1,483,317,059

The accompanying footnotes are an integral part of these unaudited consolidated financial statements.

INTEGRATED CANNABIS SOLUTIONS, INC. AND SUBSIDIARY

UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE THREE MONTHS ENDED MARCH 31, 2021 AND 2022

	Common Stock		Preferred Stock (Class A)		Preferred Stock (Class C)		Additional Paid-In	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance at January 1, 2021	1,483,317,059	$148,332	993,400	$100	540,000	$54	$2,624,844	$(3,459,423)	$(686,093)

Net loss	-	-	-	-	-	-	-	(80,140)	(80,140)

Balance at March 31, 2021	1,483,317,059	$148,332	993,400	$100	540,000	$54	$2,624,844	$(3,539,563)	$(766,233)

	Common Stock		Preferred Stock (Class A)		Preferred Stock (Class C)		Additional Paid-In	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance at January 1, 2022	1,633,317,059	$163,332	990,400	$99	540,000	$54	$2,609,845	$(3,833,281)	$(1,059,951)

Net loss	-	-	-	-	-	-	-	(94,560)	(94,560)

Balance at March 31, 2022	1,633,317,059	$163,332	990,400	$99	540,000	$54	$2,609,845	$(3,927,841)	$(1,154,511)

The accompanying footnotes are an integral part of these unaudited consolidated financial statements.

INTEGRATED CANNABIS SOLUTIONS, INC. AND SUBSIDIARY

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Three Months Ended March 31,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(94,560)	$(80,140)
Adjustment to reconcile net loss to net cash used in operating activities:
Change in operating assets and liabilities:
Prepaid expenses	10,000	3,000
Accounts payable and accrued expenses	58,191	46,515

NET CASH USED IN OPERATING ACTIVITIES	(26,369)	(30,625)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of notes payable	-	28,750
Advances from officer	26,369	1,875

NET CASH PROVIDED BY FINANCING ACTIVITIES	26,369	30,625

NET CHANGE IN CASH	-	-
Cash at beginning of year	-	-

CASH AT END OF YEAR	$-	$-

SUPPLEMENTAL DISCLOSURE FOR OPERATING ACTIVITIES:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

The accompanying footnotes are an integral part of these unaudited consolidated financial statements.

INTEGRATED CANNABIS SOLUTIONS, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – INCORPORATION AND OPERATIONS

Integrated Cannabis Solutions, Inc. (the “Company”) is a Nevada corporation and publicly traded company under the ticker “IGPK”. The Company was formed on December 31, 2003 and has had had nominal operations during the three months ended March 31, 2022 and the year ended December 31, 2021. The Company plans to process hemp or biomass into Cannabidiol (“CBD”) by establishing a processing plant in Wisconsin to supply manufacturers or pharmaceutical companies for their manufacture, distribution and sale of CBD related products such as edibles for human consumption, vitamins, and multi-vitamins, and topical products for human use such as oils, tinctures, creams, oils and salves, and vaping liquids. The Company also plans to promote and assist in the establishment of a co-op with local farmers for the purpose of establishing a consistent supply of biomass and enter into long term supply contracts.

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION

The accompanying unaudited interim consolidated financial statements of Integrated Cannabis Solutions, Inc. (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America and should be read in conjunction with the audited financial statements and notes thereto. In the opinion of management, such statements reflect all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the condensed financial statements of the Company as of March 31, 2022 and for the three months ended March 31, 2022 and 2021. The results of operations for the three months ended March 31, 2022 are not necessarily indicative of the results to be expected for the full year the full year ending December 31, 2022 or any other period. These unaudited condensed financial statements should be read in conjunction with the audited consolidated financial statements and related disclosures of the Company as of December 31, 2021 and for the year then ended included elsewhere in this filing.

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

Reclassifications of Prior Period Balances

Certain amounts in prior periods have been reclassified to conform to the current year presentation with no effect on previously reported net loss or stockholder’s equity (deficit). Amounts totaling $29,641 for accrued interest reported in accounts payable and accrued expenses in the Balance Sheet as of December 31, 2021 were broken out into its own line item.

INTEGRATED CANNABIS SOLUTIONS, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Loss per Share

In accordance with the provisions of ASC 260, “Earnings Per Share”, net loss per share is computed by dividing net loss by the weighted-average shares of common stock outstanding during the period. During a loss period, the effect of the potential exercise of stock options and convertible debt are not considered in the diluted loss per share calculation since the effect would be anti-dilutive. The results of operations were a net loss for the three months ended March 31, 2022 and 2021, therefore, the basic and diluted weighted-average shares of common stock outstanding were the same for all years. The anti-dilutive shares of common stock outstanding as of March 31, 2022 and December 31, 2021 were as follows:

	March 31,	December 31,
	2022	2021
Potentially dilutive securities:
Series A Preferred Stock	49,520,000,000	49,520,000,000
Series B Preferred Stock	-	-
Series C Preferred Stock	226,890,756	172,303,765

Recent Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect and that may impact its consolidated financial statements. The Company does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

NOTE 3 – GOING CONCERN

At March 31, 2022, the Company had a working capital deficit of $1,154,511 and has yet to commence its plan of operations. The Company’s current liquidity resources are not sufficient to fund its anticipated level of operations for at least the next 12 months from the date these financial statements were issued. As a result, there is substantial doubt regarding the Company’ ability to continue as a going concern.

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

NOTE 4 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

As of March 31, 2022 and December 31, 2021, accounts payable and accrued expenses consisted of the following:

	March 31, 2022	December 31, 2021
Accounts payable	$18,056	$18,745
Accrued payroll	455,000	410,000
Accrued interest payable	67,531	58,274
Total	$540,587	$487,019

INTEGRATED CANNABIS SOLUTIONS, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 – RELATED PARTY TRANSACTIONS

The Company was advanced $26,369 by paying expenses on behalf of the Company during the three months ended March 31, 2022 by its Chief Executive Officer, President and Chairman of the Board (the “CEO”) for working capital purposes. Additionally, the Company accrues $500 per month for rent and use of the CEO’s office space. The loans bear interest at 10% per annum and are payable on demand. The balance of the loans were $180,741 and $154,372 and accrued interest was $34,264 and $29,641 as of March 31, 2022 and December 31, 2021, respectively. Interest expense was $4,044 and $2,746 for the three months ended March 31, 2022 and 2021, respectively

NOTE 6 – NOTES PAYABLE

In prior periods, a third party lender advanced a total of $391,419 for working capital purposes under a demand note. The advances accrue interest at 10% per annum and are due on demand. The balance on the note was $391,419 and $391,419 and accrued interest was $67,192 and $57,641 as of March 31, 2022 and December 31, 2021, respectively. Interest expense was $9,651 and $6,270 for the three months ended March 31, 2022 and 2021, respectively.

In the prior year, a third party lender advanced a total of $7,500 for working capital purposes under a demand note. The advance accrues interest at 10% per annum and is due on demand. The balance on the note was $7,500 and $7,500 and accrued interest was $185 and $68 as of March 31, 2022 and December 31, 2021, respectively. Interest expense was $185 and $68 for the three months ended March 31, 2022 and 2021, respectively.

NOTE 7 – COMMITMENTS AND CONTINGENCIES

The Company from time to time is party to certain lawsuits, legal proceedings and various claims relating to matters in the normal course of its business.

On January 1, 2018, the Company entered into an employment agreement with the CEO. Under the terms of the employment agreement, the Company must pay the CEO a salary at a rate of $180,000 for the 2018 calendar year, $300,000 for the 2019 calendar year, and $500,000 for the 2021 calendar year. The Company has accrued $455,000 and $410,000 as of March 31, 2022 and December 31, 2021, respectively, and recognized $45,000 and $45,000 in wage expense for the three months ended March 31, 2022 and 2021, respectively.

NOTE 8 – SIGNIFICANT EVENTS

On September 1, 2021, Integrated Holdings Solutions, Inc. (“IHS’ or “Buyer’), the Company’s wholly owned subsidiary, as the Buyer, entered into an Acquisition Agreement with Consolidated Apparel, Inc. (“Consolidated” or “Seller”) and Eugene Caiazzo (“Caiazzo”), the Sellers in the Agreement, providing for IHS’ acquisition of 49.5% of Consolidated’s shares owned by Caiazzo (the “September 1, 2021 Agreement). On December 13, 2021, IHS completed an Acquisition Agreement with Consolidated and Caiazzo, which rescinded the September 1, 2021 Agreement and provided for IHS’ acquisition of 100% of Consolidated in return for the Company’s consideration to the Buyer of 328,000 shares of the Company’s Convertible/Redeemable Series B par value $1.00 Preferred shares to Caiazzo. Further, the terms provide that: (a) Caiazzo shall remain as Consolidated’s President and manage Consolidated’s operations; (b) Integrated Cannabis’ director will appoint Caiazzo as a member of the Company’s Board of Directors; (c) IHS and Caiazzo will complete an Employment Agreement providing for Caiazzo’s responsibilities as Consolidated’s President; (d) subject to negotiation between the Parties, Consolidated will grant Cashless stock options to Caiazzo. As of March 31, 2022 and December 31, 2021, the Acquisition Agreement has not yet closed.

On January 3, 2022, the Company publicly announced it will not be renewing its Hemp licenses in Wisconsin since the Hemp market prices have dropped due to the increased number of new farmers. As of January 3, 2022, the Company is no longer pursuing a Hemp related business.

On January 26, 2022, the Company’s wholly owned subsidiary, Integrated Holding Solutions, Inc. (the “Buyer”), entered into an Acquisition Agreement (the “Agreement”) with GCTR Management, LLC, a California Limited Liability Company (the “Seller” or “GCTR”) in the business of managing cannabis companies, and its Managing Member. As of March 31, 2022, the agreement terms have not been completed and the transaction has not closed, , but it provides for the Buyer’s acquisition of 100% of the Seller’s Membership Units in return for consideration to the Seller of 1,200,000 Preferred B Shares (“Preferred B Share Consideration”) of the Company. For a period of 12 months following the closing date, should the Seller’s revenue exceed certain specified levels specified in the Agreement, the Buyer will be required to pay the Seller additional monetary consideration pertaining to those specified revenue levels. Further, the terms provide that: (a) upon the closing, the Seller shall become the Buyer’s wholly-owned subsidiary; (b) the operations of the Seller shall become the operations of the Buyer; (c) the Managing Member of the Seller shall manage GCTR’s operations; and (d) the Buyer will have redemption rights to purchase back the Preferred B Share Consideration within 6 months of our issuance of said shares on the Buyer’s behalf to the Seller at $10.00 per Preferred Share (“Redemption Rights”). The Buyer has the right to extend the Redemption Rights for an additional 6-month period.

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

We are a Nevada corporation publicly traded company under the ticker “IGPK”. We were formed on December 31, 2003 and had nominal operations during the years ended December 31, 2022 and 2021. We plan to process hemp or biomass into Cannabidilol (“CBD”) by establishing a processing plant in Wisconsin to supply manufacturers or pharmaceutical companies for their manufacture, distribution and sale of CBD related products such as edibles for human consumption, vitamins, and multi-vitamins, and topical products for human use such as oils, tinctures, creams, oils and salves, and vaping liquids. We also plan to promote and assist in the establishment of a co-op with local farmers for the purpose of establishing a consistent supply of biomass and enter into long term supply contracts. On May 21, 2019, the Company formed Integrated Farming Solutions, LLC as a limited liability company, in the state of Nevada. Integrated Farming Solutions, LLC is a wholly-owned subsidiary and has not yet begun operations.

On December 13, 2021, we completed an agreement with Consolidated Apparel to acquire 100% of Consolidated and pursue the athleisure apparel business, which has not yet closed.

On January 26, 2022, the Company’s wholly owned subsidiary, Integrated Holding Solutions, Inc. entered into an Acquisition Agreement with GCTR Management, LLC and its Managing Member, a California Limited Liability Company in the business of managing cannabis companies providing for the Integrated Holding Solutions’ acquisition of 100% of GCTR. The transaction has not yet closed.

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

Going Concern

At March 31, 2022, we had a working capital deficit of approximately $1,154,511 and we have yet to commence our plan of operations. Our current liquidity resources are not sufficient to fund its anticipated level of operations for at least the next 12 months from the date these financial statements were issued. As a result, there is substantial doubt regarding the Company’ ability to continue as a going concern.

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

For the Three Months Ended March 31, 2022 and 2021

Revenues

We had no revenues for the three months ended March 31, 2022 and 2021.

Operating Expenses

Our operating expenses for three months ended March 31, 2022 and 2021 totaled $80,680 and $71,056, respectively. The $9,624 increase is mainly due to a $11,524 increase in professional and legal fees, partially offset by a $1,900 decrease in general and administrative expenses.

Other Income and Expenses

Total other expenses consisted of interest expense for the three months ended March 31, 2022 and 2021 totaled $13,880 and $9,084, respectively.

Net Loss

For the three months ended March 31, 2022 and 2021, we recognized net losses of $94,560 and $ 180,140, respectively. The net losses are due to the $80,680 and $71,056 in operating expenses, as well as the $13,880 and $9,084 in other expenses for the three months ended March 31, 2022 and 2021, respectively, as discussed above.

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

At March 31, 2022, we had a working capital deficit of $1,154,511 and have yet to commence our plan of operations. Our current liquidity resources are not sufficient to fund our anticipated level of operations. As a result, there is substantial doubt regarding our ability to continue as a going concern. Our ability to continue operations depends on our ability to generate and grow revenue as well as access capital markets when necessary to fund strategic objectives. We expect to continue to incur losses for the immediate future and will need additional equity or debt financing until we can achieve profitability and positive cash flows from operating activities. There is no assurance that the Company will be successful in any capital-raising efforts that it may undertake to fund operations and implement our business plan in the future.

Net Cash Used in Operating Activities.

During the three months ended March 31, 2022 and 2021, our net cash used in operating activities was $26,369 and $30,625, respectively. The decrease is mainly due to the $14,420 increase in net losses as discussed above, partially offset by a $7,000 increase in the change in prepaid expenses and a $11,676 increase in in the change in accounts payable and accrued expenses during the three months ended March 31, 2022 compared to the March 31, 2021 period. Our primary uses of funds in operations were payments made for legal and professional costs.

Net Cash Provided by Investing Activities.

 We had no cash investing activities during the three months ended March 31, 2022 and 2021.

Net Cash Provided by Financing Activities.

Net cash provided by financing activities during the three months ended March 31, 2022 and 2021 totaled $26,369 and $30,625. We received $26,369 and $1,875 in officer advances and $0 and $28,750 in proceeds from issuance of notes payable during the three months ended March 31, 2022 and 2021, respectively.

Cash Position and Outstanding Indebtedness.

Our total indebtedness at March 31, 2021 and December 31, 2020 was $1,154,511 and $1,069,951, respectively, all of which are considered current liabilities. Current liabilities consist primarily of accounts payable, accounts payable to related parties, short-term debt and accrued liabilities.

At March 31, 2022 and December 31, 2021, we had $0 and $10,000 current assets and our working capital deficit was $1,154,511 and $1,059,951, respectively.

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

As of March 31, 2022, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and our principal financial officer of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this report.

The determination that our disclosure controls and procedures were not effective as of March 31, 2022 is a result of not having adequate staffing and supervision within the accounting operations of our Company. The Company plans to expand its accounting operations as the business of the Company expands.

MANAGEMENT’S QUARTERLY REPORT ON INTERNAL CONTROLS OVER FINANCIAL REPORTING CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

There have been no changes in our internal controls over financial reporting during the quarter ended March 31, 2022 that have materially affected or are reasonably likely to materially affect our internal controls.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINING SAFETY DISCLOSURE

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Description
31.1	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

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

INTEGRATED CANNABIS SOLUTIONS, INC.

Date: May 6, 2022	By:	/s/ Matt Dwyer
Matt Dwyer
Chief Executive Officer
(Principal Executive Officer & Chief Executive Officer)

By:	/s/ Matt Dwyer
Matt Dwyer
Chief Financial Officer
(Chief Financial Officer/Chief Accounting Officer)

