Form 10-Q
period 2022-06-30
Integrated Cannabis Solutions, Inc.
filed 2022-08-12
CIK 1002771

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The Company has 1,683,317,059 common stock shares outstanding as of August 12, 2022.

2

PART I – FINANCIAL INFORMATION

INTEGRATED CANNABIS SOLUTIONS, INC. AND SUBSIDIARY

UNAUDITED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2022	2021
ASSETS

CURRENT ASSETS:
Prepaid expenses	$-	$10,000

TOTAL ASSETS	$-	$10,000

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$596,096	$487,019
Accrued interest, related party	38,515	29,641
Note payable	405,919	398,919
Advances from officer	217,389	154,372

Total Liabilities	1,257,919	1,069,951

STOCKHOLDERS’ DEFICIT:
Preferred Series A stock, $0.0001 par value, 1,000,000 and 1,000,000 shares authorized, 990,400 and 990,400 issued and outstanding, respectively	99	99
Preferred Series B stock, $0.0001 par value, 600,000 and 600,000 shares authorized, no shares issued and outstanding, respectively	-	-
Preferred Series C stock, $0.0001 par value, 540,000 and 540,000 shares authorized, issued and outstanding, respectively	54	54
Common stock, $0.0001 par value, 2,650,000,000 and 1,650,000,000 shares authorized, 1,633,317,059 and 1,633,317,059 shares issued and outstanding, respectively	163,332	163,332
Additional paid-in capital	2,609,845	2,609,845
Accumulated deficit	(4,031,249)	(3,833,281)

Total Stockholders’ Deficit	(1,257,919)	(1,059,951)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$-	$10,000

The accompanying footnotes are an integral part of these unaudited consolidated financial statements.

INTEGRATED CANNABIS SOLUTIONS, INC. AND SUBSIDIARY

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three months Ended June 30,		For the Six months Ended June 30,
	2022	2021	2022	2021

Revenue	$-	$-	$-	$-

Operating expenses:
Salaries and wages	45,000	45,000	90,000	90,000
Selling, general and administrative	9,612	8,088	13,712	14,088
Professional and legal fees	33,906	53,123	65,486	73,179
Total operating expenses	88,518	106,211	169,198	177,267

Loss from operations	(88,518)	(106,211)	(169,198)	(177,267)

Other expense:
Interest expense	(14,890)	(11,179)	(28,770)	(20,263)
Total other expense	(14,890)	(11,179)	(28,770)	(20,263)

Net loss	$(103,408)	$(117,390)	$(197,968)	$(197,530)

Net loss per common share - basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of shares outstanding - basic and diluted	1,633,317,059	1,484,415,960	1,633,317,059	1,483,869,545

The accompanying footnotes are an integral part of these unaudited consolidated financial statements.

INTEGRATED CANNABIS SOLUTIONS, INC. AND SUBSIDIARY

UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE SIX MONTHS ENDED JUNE 30, 2021 AND 2022

	Common Stock		Preferred Stock (Class A)		Preferred Stock (Class C)		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance, March 31, 2021	1,483,317,059	$148,332	993,400	$100	540,000	$54	$2,624,844	$(3,539,563)	$(766,233)

Preferred stock Series A conversion to common	50,000,000	5,000	(1,000)	(1)	-	-	(4,999)	-	-

Net loss for three months ended June 30, 2021	-	-	-	-	-	-	-	(117,390)	(117,390)

Balance, June 30, 2021	1,533,317,059	$153,332	992,400	$99	540,000	$54	$2,619,845	$(3,656,953)	$(883,623)

	Common Stock		Preferred Stock (Class A)		Preferred Stock (Class C)		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance, March 31, 2022	1,633,317,059	$163,332	990,400	$99	540,000	$54	$2,609,845	$(3,927,841)	$(1,154,511)

Net loss for three months ended June 30, 2022	-	-	-	-	-	-	-	(103,408)	(103,408)

Balance, June 30, 2022	1,633,317,059	$163,332	990,400	$99	540,000	$54	$2,609,845	$(4,031,249)	$(1,257,919)

The accompanying footnotes are an integral part of these unaudited consolidated financial statements.

INTEGRATED CANNABIS SOLUTIONS, INC. AND SUBSIDIARY

UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE SIX MONTHS ENDED JUNE 30, 2021 AND 2022

	Common Stock		Preferred Stock (Class A)		Preferred Stock (Class C)		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance, December 31, 2020	1,483,317,059	$148,332	993,400	$100	540,000	$54	$2,624,844	$(3,459,423)	$(686,093)

Preferred stock Series A conversion to common	50,000,000	5,000	(1,000)	(1)	-	-	(4,999)	-	-

Net loss for six months ended June 30, 2021	-	-	-	-	-	-	-	(197,530)	(197,530)

Balance, June 30, 2021	1,533,317,059	$153,332	992,400	$99	540,000	$54	$2,619,845	$(3,656,953)	$(883,623)

	Common Stock		Preferred Stock (Class A)		Preferred Stock (Class C)		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance, December 31, 2021	1,633,317,059	$163,332	990,400	$99	540,000	$54	$2,609,845	$(3,833,281)	$(1,059,951)

Net loss for six months ended June 30, 2022	-	-	-	-	-	-	-	(197,968)	(197,968)

Balance, June 30, 2022	1,633,317,059	$163,332	990,400	$99	540,000	$54	$2,609,845	$(4,031,249)	$(1,257,919)

The accompanying footnotes are an integral part of these unaudited consolidated financial statements.

INTEGRATED CANNABIS SOLUTIONS, INC. AND SUBSIDIARY

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Six Months Ended June 30,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(197,968)	$(197,530)
Adjustment to reconcile net loss to net cash used in operating activities:
Change in operating assets and liabilities:
Prepaid expenses	10,000	83
Accounts payable and accrued expenses	117,951	52,584

NET CASH USED IN OPERATING ACTIVITIES	(70,017)	(144,863)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of notes payable	7,000	135,883
Advances from officer	63,017	8,980

NET CASH PROVIDED BY FINANCING ACTIVITIES	70,017	144,863

NET CHANGE IN CASH	-	-
Cash at beginning of year	-	-

CASH AT END OF YEAR	$-	$-

SUPPLEMENTAL DISCLOSURE FOR OPERATING ACTIVITIES:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

The accompanying footnotes are an integral part of these unaudited consolidated financial statements.

INTEGRATED CANNABIS SOLUTIONS, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – INCORPORATION AND OPERATIONS

Prior Planned Operations

Integrated Cannabis Solutions, Inc. and Subsidiary (the “Company”) is a Nevada corporation and publicly traded company under the ticker “IGPK”. The Company was formed on December 31, 2003 and has had had nominal operations during the six months ended June 30, 2022 and the year ended December 31, 2021. The Company previously planned to process hemp or biomass into Cannabidiol (“CBD”) by establishing a processing plant in Wisconsin to supply manufacturers or pharmaceutical companies for their manufacture, distribution and sale of CBD related products such as edibles for human consumption, vitamins, and multi-vitamins, and topical products for human use such as oils, tinctures, creams, oils and salves, and vaping liquids. Additionally, the Company planned to promote and assist in the establishment of a co-op with local farmers for the purpose of establishing a consistent supply of biomass and enter into long term supply contracts. On May 21, 2019, the Company formed Integrated Farming Solutions, LLC as a limited liability company, in the state of Nevada. Integrated Farming Solutions, LLC is a wholly owned subsidiary and has not yet begun operations.

Prior Planned Operations Terminated – New Business Plan of Athleisure Wear and Management of Cannabis Companies

On January 3, 2022, the Company publicly announced it will not be renewing its Hemp licenses in Wisconsin since the Hemp market prices have dropped due to the increased number of new farmers. As of January 3, 2022, the Company is no longer pursuing a Hemp related business.

Upon the closing of the transactions described below, we will be conducting operations in the Athleisure apparel business as well as management of cannabis companies, as follows:

(a)

as a result of the transaction more specifically described below in Note 8, that on December 13, 2021, Integrated Holding Solutions (“IHS” or the “Buyer’), which is the Company’s wholly owned subsidiary, as the Buyer, entered into an Acquisition Agreement with Consolidated Apparel, Inc. (“Consolidated” or the “Seller”) and Eugene Caiazzo, its owner (“Caiazzo”), the Sellers in the Agreement, providing for IHS’ acquisition of 100% of Consolidated’s shares owned by Caiazzo in return for the Buyer’s consideration to the Seller of 328,000 shares of the Company’s Convertible/Redeemable Series B par value $1.00 Preferred shares to Caiazzo.

(b)

As a result of the transaction more specifically described below in Note 8, on March 17, 2022, we amended a January 26, 2022 Agreement (“3/17/2022 Agreement”) between IHS, our wholly owned subsidiary (and that is the Buyer in the transaction), and GCTR Management, LLC (the “Seller” or “GCTR”) , a California Limited Liability Company providing for the Buyer’s purchase of 49.9% of the Seller with the Buyer’s option to purchase the remaining 50.1% of the Seller within 6 months of the date of the 3/17/22 Agreement. The 3/17/2022 Agreement provides for an exchange of our Preferred B Shares with the Seller’s 598,800 Membership Units, as more specifically detailed in Note 8 below for the respective 49.9% and 50.1% purchases, respectively, which exchange occurred on or about March 22, 2022, and represents the Company’s closing on the 49.9% purchase of GCTR.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION

The accompanying unaudited interim consolidated financial statements of Integrated Cannabis Solutions, Inc. and Subsidiary have been prepared in accordance with accounting principles generally accepted in the United States of America and should be read in conjunction with the audited financial statements and notes thereto. In the opinion of management, such statements reflect all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the condensed financial statements of the Company as of June 30, 2022 and for the six months ended June 30, 2022 and 2021. The results of operations for the six months ended June 30, 2022 are not necessarily indicative of the results to be expected for the full year the full year ending December 31, 2022 or any other period. These unaudited condensed financial statements should be read in conjunction with the audited consolidated financial statements and related disclosures of the Company as of December 31, 2021 and for the year then ended included elsewhere in this filing.

INTEGRATED CANNABIS SOLUTIONS, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

Loss per Share

In accordance with the provisions of ASC 260, “Earnings Per Share”, net loss per share is computed by dividing net loss by the weighted-average shares of common stock outstanding during the period. During a loss period, the effect of the potential exercise of stock options and convertible debt are not considered in the diluted loss per share calculation since the effect would be anti-dilutive. The results of operations were a net loss for the six months ended June 30, 2022 and 2021, therefore, the basic and diluted weighted-average shares of common stock outstanding were the same for all years. The anti-dilutive shares of common stock outstanding as of June 30, 2022 and December 31, 2021 were as follows:

	June 30,	December 31,
	2022	2021
Potentially dilutive securities:
Series A Preferred Stock	49,520,000,000	49,520,000,000
Series B Preferred Stock	-	-
Series C Preferred Stock	216,000,000	172,303,765

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

INTEGRATED CANNABIS SOLUTIONS, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 – GOING CONCERN

At June 30, 2022, the Company had a working capital deficit of $1,257,919 and has yet to commence its plan of operations. The Company’s current liquidity resources are not sufficient to fund its anticipated level of operations for at least the next 12 months from the date these financial statements were issued. As a result, there is substantial doubt regarding the Company’ ability to continue as a going concern.

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

NOTE 4 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

As of June 30, 2022 and December 31, 2021, accounts payable and accrued expenses consisted of the following:

	June 30, 2022	December 31, 2021
Accounts payable	$17,926	$18,745
Accrued payroll	500,000	410,000
Accrued interest payable	78,170	58,274
Total	$596,096	$487,019

NOTE 5 – RELATED PARTY TRANSACTIONS

The Company was advanced $63,017 by paying expenses on behalf of the Company during the six months ended June 30, 2022 by its Chief Executive Officer, President and Chairman of the Board (the “CEO”) for working capital purposes. Additionally, the Company accrues $500 per month for rent and use of the CEO’s office space. The loans bear interest at 10% per annum and are payable on demand. The balance of the loans was $217,389 and $154,372 and accrued interest was $38,515 and $29,641 as of June 30, 2022 and December 31, 2021, respectively. Interest expense was $8,874 and $5,629 for the six months ended June 30, 2022 and 2021, respectively

NOTE 6 – NOTES PAYABLE

The Company was advanced $3,500 from a third-party lender by paying expenses on behalf of the Company during the six months ended June 30, 2022. In prior periods, the Company was advanced a total of $391,419 for working capital purposes under a demand note. The advances accrue interest at 10% per annum and are due on demand. The balance on the note was $394,919 and $391,419 and accrued interest was $77,106 and $57,641 as of June 30, 2022 and December 31, 2021, respectively. Interest expense was $19,465 and $14,379 for the six months ended June 30, 2022 and 2021, respectively.

The Company was advanced $3,500 from a third-party lender by paying expenses on behalf of the Company during the six months ended June 30, 2022. In prior periods, the Company was advanced a total of $7,500 for working capital purposes under a demand note. The advance accrues interest at 10% per annum and is due on demand. The balance on the note was $11,000 and $7,500 and accrued interest was $1,064 and $633 as of June 30, 2022 and December 31, 2021, respectively. Interest expense was $431 and $255 for the six months ended June 30, 2022 and 2021, respectively.

INTEGRATED CANNABIS SOLUTIONS, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 – COMMITMENTS AND CONTINGENCIES

The Company from time to time is party to certain lawsuits, legal proceedings and various claims relating to matters in the normal course of its business.

On January 1, 2018, the Company entered into an employment agreement with the CEO. Under the terms of the employment agreement, the Company is required to pay the CEO a salary at a rate of $180,000 for the 2018 calendar year, $300,000 for the 2019 calendar year, and $500,000 for the 2021 calendar year. The Company has accrued $500,000 and $410,000 as of June 30, 2022, and December 31, 2021, respectively, and recognized $90,000 and $90,000 in wage expenses for the six months ended June 30, 2022, and 2021, respectively.

NOTE 8 – SIGNIFICANTT EVENTS

Status of Acquisition Agreement - Consolidated Apparel, Inc.

On September 1, 2021, Integrated Holdings Solutions, Inc. (“IHS’ or “Buyer’), the Company’s wholly-owned subsidiary, as the Buyer, entered into an Acquisition Agreement with Consolidated Apparel, Inc. (“Consolidated” or “Seller”) and Eugene Caiazzo (“Caiazzo”), the Sellers in the Agreement, providing for IHS’ acquisition of 49.5% of Consolidated’s shares owned by Caiazzo (the “September 1, 2021 Agreement).

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

As of June 30, 2022, and December 31, 2021, the Consolidated Acquisition Agreement has not yet closed.

Termination of Hemp Business

On January 3, 2022, the Company publicly announced it will not be renewing its Hemp licenses in Wisconsin since the Hemp market prices have dropped due to the increased number of new farmers. As of January 3, 2022, the Company is no longer pursuing a Hemp related business.

NOTE 9 –  SUBSEQUENT EVENTS

Status of Acquisition Agreement and 49.9% Acquisition – GCTR Management , LLC

On January 26, 2022, the Company’s wholly owned subsidiary, Integrated Holding Solutions, Inc. (the “Buyer”), entered into an Acquisition Agreement (the “Agreement”) with GCTR Management, LLC, a California Limited Liability Company (the “Seller” or “GCTR”) in the business of managing cannabis companies, and its Managing Member. As of June 30, 2022, the agreement terms have not been completed and the transaction has not closed, but it provides for the Buyer’s acquisition of 100% of the Seller’s Membership Units in return for consideration to the Seller of 1,200,000 Preferred B Shares (“Preferred B Share Consideration”) of the Company. For a period of 12 months following the closing date, should the Seller’s revenue exceed certain specified levels specified in the Agreement, the Buyer will be required to pay the Seller additional monetary consideration pertaining to those specified revenue levels. Further, the terms provide that: (a) upon the closing, the Seller shall become the Buyer’s wholly-owned subsidiary; (b) the operations of the Seller shall become the operations of the Buyer; (c) the Managing Member of the Seller shall manage GCTR’s operations; and (d) the Buyer will have redemption rights to purchase back the Preferred B Share Consideration within 6 months of our issuance of said shares on the Buyer’s behalf to the Seller at $10.00 per Preferred Share (“Redemption Rights”). The Buyer has the right to extend the Redemption Rights for an additional 6-month period.

INTEGRATED CANNABIS SOLUTIONS, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

On March 17, 2022, the Company amended the January 26, 2022 agreement with GCTR providing for the Company’s purchase of 49.9% of the Seller with the Company’s option to purchase the remaining 50.1% of GCTR within 6 months of the date of the March 17, 2022 Agreement. The March 17, 2022 Agreement provides for an exchange of our Preferred B Shares with the Seller’s 598,800 Membership Units, as more specifically detailed in Note 8 below for the respective 49.9% and 50.1% purchases, respectively, which 49.9% exchange and corresponding 49.9% purchase of GCTR executed on or about March 22, 2022, and represents the Company’s closing of its first acquisition upon issuance of the Series B Preferred shares.

July 21, 2022 Amended and Restated Certificate of Designation – Series A, B, C Preferred Stock

On July 21, 2022, our Board of Directors approved the Amended and Restated Certificate of Designation, including the rights, preferences, and limitations assigned to Series A, Series B, and Series C of 5,000,000 of our Preferred Shares, as follows:

•	1,000,0000 Series A Preferred Stock A Shares which has 50,000 votes Per Preferred A Share; our Chief Executive Officer owns 987,440 Preferred A Share or 49,372,000,000 votes.
•	1.500,000 Preferred B Shares, each Preferred B share of which may be converted into 20 Common Stock Shares; 598,800 Preferred B Shares of which were issued to GCTR
•	540,000 Preferred C Shares, each Preferred C Share of which may be converted into 1,000 Common Stock Shares, of which our Chief Executive Officer owns all 540,000 Preferred C Shares.

The Amended and Restated Certificate of Designation was filed with the State of Nevada on July 21, 2022.

July 21, 2022 Increase in Authorized Shares to 2,650,000,000

On July 21, 2022, our Board of Directors approved Amended and Restated Articles of Incorporation, which Amended and Restated Articles of Incorporation were filed with the State of Nevada on July 21, 2022, including an increase or our authorized shares of Common Stock to Two Billion Six Hundred Fifty Million (2,650,000,000).

Name Change

During June 2022, the Company approved by shareholder consent a change the name of the Company was changed to “Integrated Holding Solutions, Inc.”, which name change is subject to FINRA review and approval.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Formation

We are a Nevada corporation formed on December 31, 2003 (although we were incorporated on October 9, 1995, in Texas under the name, Posh International, Inc. and on December 31, 2003, we changed our domicile from Texas to Nevada). On June 14, 2022, we changed our name from Integrated Cannabis, Inc. to Integrated Holdings, Inc. Our headquarters are in Coconut Creek, FL.

Overview

We have experienced recurring losses and negative cash flows from operations since inception, including in our current business model. We anticipate that our expenses will increase as we ramp up our expansion, which likely will lead to additional losses, until such time that we approach profitability, of which there are no assurances. We have relied on equity and debt financing to fund operations. There can be no guarantee that we will ever become profitable, or that adequate additional financing will be realized in the future or otherwise may be available to us on acceptable terms, or at all. If we are unable to raise capital when needed, we would be forced to delay the development of our operations. We will need to generate significant revenues to achieve profitability, of which there are no assurances.

We are a Nevada corporation publicly traded company under the ticker “IGPK”. We were formed on December 31, 2003, and had nominal operations during the years ended December 31, 2021 and 2020. Under our prior business plan, we planned to process hemp or biomass into Cannabidiol (“CBD”) by establishing a processing plant in Wisconsin to supply manufacturers or pharmaceutical companies for their manufacture, distribution, and sale of CBD-related products such as edibles for human consumption, vitamins, and multi-vitamins, and topical products for human use such as oils, tinctures, creams, oils and salves, and vaping liquids. We also planned to promote and assist in the establishment of a co-op with local farmers for the purpose of establishing a consistent supply of biomass and enter into long-term supply contracts. On May 21, 2019, the Company formed Integrated Farming Solutions, LLC as a limited liability company, in the state of Nevada. Integrated Farming Solutions, LLC is a wholly-owned subsidiary and has not yet begun operations.

On December 13, 2021, we completed an agreement with Consolidated Apparel to acquire 100% of Consolidated and pursue the athleisure apparel business, which has not yet closed.

On January 26, 2022, the Company’s wholly-owned subsidiary, Integrated Holding Solutions, Inc. entered into an Acquisition Agreement with GCTR Management, LLC and its Managing Member, a California Limited Liability Company in the business of managing cannabis companies providing for the Integrated Holding Solutions’ acquisition of 100% of GCTR. On March 17, 2022, the Company amended the January 26, 2022 agreement with GCTR providing for the Company’s purchase of 49.9% of the Seller with the Company’s option to purchase the remaining 50.1% of GCTR within 6 months of the date of the March 17, 2022, Agreement. The March 17, 2022 Agreement provides for an exchange of our Preferred B Shares with the Seller’s 598,800 Membership Units, as more specifically detailed in Note 8 below for the respective 49.9% and 50.1% purchases, respectively, which 49.9% exchange and corresponding 49.9% purchase of GCTR was executed on or about March 22, 2022, and represents the Company’s closing of its first acquisition upon issuance of the Series B Preferred shares.

No assurance can be provided that we will be successful in implementing and executing our business plans.

COVID-19 RELATED RISKS

The outbreak of the coronavirus may negatively impact our business, results of operations and financial condition.

In December 2019, a novel strain of coronavirus was reported to have surfaced in Wuhan, China, which has and is continuing to spread throughout China and other parts of the world, including the United States. On January 30, 2020, the World Health Organization declared the outbreak of the coronavirus disease (COVID-19) a “Public Health Emergency of International Concern.” On January 31, 2020, U.S. Health and Human Services Secretary Alex M. Azar II declared a public health emergency for the United States to aid the U.S. healthcare community in responding to COVID-19, and on March 11, 2020, the World Health Organization characterized the outbreak as a “pandemic”. The significant outbreak of COVID-19 has resulted in a widespread health crisis that could adversely affect the economies and financial markets worldwide, and could adversely and negatively materially affect our business, results of operations, and financial condition.

Certain historical data regarding our business, results of operations, financial condition, and liquidity do not reflect the impact of the COVID-19 pandemic and related containment measures and therefore do not purport to be representative of our future performance

The information included in this Quarterly Report on Form 10-Q and our other reports filed with the SEC includes information regarding our business, results of operations, financial condition, and liquidity as of dates and for periods before and during the impact of the COVID-19 pandemic and related containment measures (including quarantines and governmental orders requiring the closure of certain businesses, limiting travel, requiring that individuals stay at home or shelter in place and closing borders). Therefore, certain historical information, therefore, does not reflect the adverse impacts of the COVID-19 pandemic and the related containment measures. Accordingly, investors are cautioned not to unduly rely on such historical information regarding our business, results of operations, financial condition, or liquidity, as that data does not reflect the adverse impact of the COVID-19 pandemic and therefore does not purport to be representative of the future results of operations, financial condition, liquidity or other financial or operating results of us, or our business.

Going Concern

On June 30, 2022, we had a working capital deficit of approximately $1,257,919 and we have yet to commence our plan of operations. Our current liquidity resources are not sufficient to fund its anticipated level of operations for at least the next 12 months from the date these financial statements were issued. As a result, there is substantial doubt regarding the Company’s ability to continue as a going concern.

Our ability to continue operations depends on its ability to generate and grow revenue and results of operations as well as its ability to access capital markets when necessary to accomplish its strategic objectives. We expect that we will continue to incur losses in the immediate future and will need additional equity or debt financing until we can achieve profitability and positive cash flows from operating activities. Our future capital requirements for its operations will depend on many factors, including the ability to generate revenues and its ability to obtain capital. There is no assurance that we will be successful in any capital-raising efforts that it may undertake to fund operations and implement its business plan in the future.

Results of Operations

The following information should be read in conjunction with the financial statements and notes appearing elsewhere in this Report. We have not generated any revenues from inception to date.

For the Three Months Ended June 30, 2022, and June 30, 2021

Revenues

We had no revenues for the three months ended June 30, 2022, and 2021.

Operating Expenses

Our operating expenses for the three months ended June 30, 2022, and 2021 totaled $88,518 and $106,211, respectively. The $17,693 decrease in our operating expenses is due to a $19,217 decrease in professional and legal fees, partially offset by a $1,524 increase in general and administrative expenses compared to the 2021 period.

Other Income and Expenses

Total other expenses consisted of interest expense of $14,890 and $11,179 for the three months ended June 30, 2022, and 2021, respectively.

Net Loss

We recognized net losses of $103,408 and $117,390 for the three months ended June 30, 2022 and 2021, respectively. The net losses are due to the $88,518 and $106,211 in operating expenses, as well as the $14,890 and $11,179 in other expenses for years ended three months ended June 30, 2022 and 2021, respectively, as discussed above.

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

For the Six Months Ended June 30, 2022 and 2021

Revenues

We had no revenues for the six months ended June 30, 2022, and 2021.

Operating Expenses

Our operating expenses for the six months ended June 30, 2022, and 2021 totaled $169,198 and $177,267, respectively. The $8,069 decrease in operating expenses is due to a $7,693 decrease in professional and legal fees and a $376 decrease in general and administrative expenses compared to the 2021 period.

Other Income and Expenses

Total other expenses consisted of interest expense of $28,770 and $20,263 for the six months ended June 30, 2022 and 2021, respectively.

Net Loss

We recognized net losses of $197,968 and $197,530 for the six months ended June 30, 2022, and 2021, respectively. The net losses are due to the $169,198 and $177,267 in operating expenses, as well as the $28,770 and $20,263 in interest expenses for the six months ended June 30, 2022, and 2021, respectively, as discussed above.

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

On June 30, 2022, we had a working capital deficit of $1,257,919 and have yet to commence our plan of operations. Our current liquidity resources are not sufficient to fund our anticipated level of operations. As a result, there is substantial doubt regarding our ability to continue as a going concern. Our ability to continue operations depends on our ability to generate and grow revenue as well as access capital markets when necessary to fund strategic objectives. We expect to continue to incur losses in the immediate future and will need additional equity or debt financing until we can achieve profitability and positive cash flows from operating activities. There is no assurance that the Company will be successful in any capital-raising efforts that it may undertake to fund operations and implement our business plan in the future.

Net Cash Used in Operating Activities.

During the six months ended June 30, 2022, and 2021, our net cash used in operating activities was $70,017 and $144,863, respectively. Cash flows used in operations mainly consist of net losses as discussed above, partially offset by increases of $117,951 and $52,584 in accounts payable and decreases of $10,000 and $83 in change in prepaid assets during the six months ended June 30, 2022, and 2021, respectively. Our primary uses of funds in operations were payments made for legal and professional costs.

Net Cash Provided by Investing Activities.

We had no cash investing activities during the six months ended June 30, 2022, and 2021.

Net Cash Provided by Financing Activities.

Net cash provided by financing activities during the six months ended June 30, 2022, and 2021 totaled $70,017 and $144,863, respectively. We received $63,017 and $8,980 in officer advances and $7,000 and $135,883 in proceeds from the issuance of notes payable during the six months ended June 30, 2022, and 2021, respectively.

Cash Position and Outstanding Indebtedness.

Our total indebtedness on June 30, 2022, and December 31, 2021, was $1,257,919 and $1,069,951, respectively, all of which are considered current liabilities. Current liabilities consist primarily of accounts payable and accrued expenses, advances from officer, and notes payable.

At June 30, 2022 and December 31, 2021, we had $0 and $10,000 current assets and our working capital deficit was $1,257,919 and $1,059,951, respectively.

Off-Balance Sheet Arrangements

We have not and do not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of establishing off-balance sheet arrangements or other contractually narrow or limited purposes. Therefore, we do not believe we are exposed to any financing, liquidity, market, or credit risk that could arise if we had engaged in such relationships.

The following discussion should be read in conjunction with our consolidated financial statements and the related notes. The following discussion contains forward-looking statements that reflect our plans, estimates, and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements.

Plan of Operations

Once we commence our plan of operations, we anticipate that we will incur approximately $2.1 million of total expenses during the initial 12 months, including hiring personnel, purchasing lab equipment, and training over the first three months of our operations at a burn rate of $54,550 per month. During months 4 to 12 of our Plan of Operations, our burn rate is estimated at $232,216 per month. Based on our current working capital deficit and our absence of any historical revenues, we will have to rely on our sole officer and third-party financing to fund our operations. The initial 12-month Plan of Operations is contingent upon obtaining minimum financing of at least $1,296,416.

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

As of June 30, 2022, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and our principal financial officer of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this report.

The determination that our disclosure controls and procedures were not effective as of June 30, 2022, is a result of not having adequate staffing and supervision within the accounting operations of our Company. The Company plans to expand its accounting operations as the business of the Company expands.

MANAGEMENT’S QUARTERLY REPORT ON INTERNAL CONTROLS OVER FINANCIAL REPORTING CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

There have been no changes in our internal controls over financial reporting during the quarter ended June 30, 2022, that have materially affected or are reasonably likely to materially affect our internal controls.

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

We have included risk factors pertaining to Covid-19 at page 7.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINING SAFETY DISCLOSURE

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. Exhibits.

EXHIBIT INDEX

Exhibit Number	Description
31.1	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

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

INTEGRATED CANNABIS SOLUTIONS, INC.

Date: August 12, 2022	By:	/s/ Matthew Dwyer
Matthew Dwyer
Chief Executive Officer
(Principal Executive Officer & Chief Executive Officer)

By:	/s/ Matthew Dwyer
Matthew Dwyer
Chief Financial Officer
(Chief Financial Officer/Chief Accounting Officer)

