Form 10-Q
period 2022-09-30
Integrated Cannabis Solutions, Inc.
filed 2022-11-15
CIK 1002771

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

or

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

The Company has 1,683,317,059 common stock shares outstanding as of November 14, 2022.

PART I – FINANCIAL INFORMATION

INTEGRATED CANNABIS SOLUTIONS, INC. AND SUBSIDIARY

UNAUDITED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2022	2021
ASSETS

current assets:
Prepaid expenses	$-	$10,000

Total assets	$-	$10,000

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT Liabilities:
Accounts payable and accrued expenses	$676,383	$487,019
Accrued interest, related party	44,074	29,641
Note payable	419,919	398,919
Advances from officer	233,455	154,372

Total Liabilities	1,373,831	1,069,951

Stockholders' deficit:
Preferred Series A stock, $0.0001 par value, 1,000,000 and 1,000,000 shares authorized, 989,400 and 990,400 issued and outstanding, respectively	99	99
Preferred Series B stock, $0.0001 par value, 600,000 and 600,000 shares authorized, no shares issued and outstanding, respectively	-	-
Preferred Series C stock, $0.0001 par value, 540,000 and 540,000 shares authorized, issued and outstanding, respectively	54	54
Common stock, $0.0001 par value, 2,650,000,000 and 1,650,000,000 shares authorized, 1,683,317,059 and 1,633,317,059 shares issued and outstanding, respectively	168,332	163,332
Additional paid-in capital	2,604,845	2,609,845
Accumulated deficit	(4,147,161)	(3,833,281)

Total Stockholders' Deficit	(1,373,831)	(1,059,951)

Total liabilities and stockholders' deficit	$-	$10,000

The accompanying footnotes are an integral part of these unaudited consolidated financial statements.

INTEGRATED CANNABIS SOLUTIONS, INC. AND SUBSIDIARY

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021

Revenue	$-	$-	$-	$-

Operating expenses:
Salaries and wages	45,000	45,000	135,000	135,000
Selling, general and administrative	5,820	6,642	19,532	20,730
Professional and legal fees	49,241	29,354	114,727	102,533
Total operating expenses	100,061	80,996	269,259	258,263

Loss from operations	(100,061)	(80,996)	(269,259)	(258,263)

Other expense:
Interest expense	(15,851)	(13,067)	(44,621)	(33,330)
Total other expense	(15,851)	(13,067)	(44,621)	(33,330)

Net loss	$(115,912)	$(94,063)	$(313,880)	$(291,593)

Net loss per common share - basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of shares outstanding - basic and diluted	1,667,284,450	1,533,317,059	1,644,763,945	1,500,533,176

The accompanying footnotes are an integral part of these unaudited consolidated financial statements.

INTEGRATED CANNABIS SOLUTIONS, INC. AND SUBSIDIARY

UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2021 AND 2022

	Common Stock		Preferred Stock (Class A)		Preferred Stock (Class C)		Additional Paid-In	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance, June 30, 2021	1,533,317,059	$153,332	992,400	$99	540,000	$54	$2,619,845	$(3,656,953)	$(883,623)

Net loss for three months ended September 30, 2021	-	-	-	-	-	-	-	(94,063)	(94,063)

Balance, September 30, 2021	1,533,317,059	$153,332	992,400	$99	540,000	$54	$2,619,845	$(3,751,016)	$(977,686)

	Common Stock		Preferred Stock (Class A)		Preferred Stock (Class C)		Additional Paid-In	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance, June 30, 2022	1,633,317,059	$163,332	990,400	$99	540,000	$54	$2,609,845	$(4,031,249)	$(1,257,919)

Preferred stock Series A conversion to common	50,000,000	5,000	(1,000)	-	-	-	(5,000)	-	-

Net loss for three months ended September 30, 2022	-	-	-	-	-	-	-	(115,912)	(115,912)

Balance, September 30, 2022	1,683,317,059	$168,332	989,400	$99	540,000	$54	$2,604,845	$(4,147,161)	$(1,373,831)

The accompanying footnotes are an integral part of these unaudited consolidated financial statements.

INTEGRATED CANNABIS SOLUTIONS, INC. AND SUBSIDIARY

UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2021 AND 2022

	Common Stock		Preferred Stock (Class A)		Preferred Stock (Class C)		Additional Paid-In	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance, December 31, 2020	1,483,317,059	$148,332	993,400	$100	540,000	$54	$2,624,844	$(3,459,423)	$(686,093)

Preferred stock Series A conversion to common	50,000,000	5,000	(1,000)	(1)	-	-	(4,999)	-	-

Net loss for nine months ended September 30, 2021	-	-	-	-	-	-	-	(291,593)	(291,593)

Balance, September 30, 2021	1,533,317,059	$153,332	992,400	$99	540,000	$54	$2,619,845	$(3,751,016)	$(977,686)

	Common Stock		Preferred Stock (Class A)		Preferred Stock (Class C)		Additional Paid-In	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance, December 31, 2021	1,633,317,059	$163,332	990,400	$99	540,000	$54	$2,609,845	$(3,833,281)	$(1,059,951)

Preferred stock Series A conversion to common	50,000,000	5,000	(1,000)	-	-	-	(5,000)	-	-

Net loss for nine months ended September 30, 2022	-	-	-	-	-	-	-	(313,880)	(313,880)

Balance, September 30, 2022	1,683,317,059	$168,332	989,400	$99	540,000	$54	$2,604,845	$(4,147,161)	$(1,373,831)

The accompanying footnotes are an integral part of these unaudited consolidated financial statements.

INTEGRATED CANNABIS SOLUTIONS, INC. AND SUBSIDIARY

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Nine Months Ended September 30,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(313,800)	$(291,593)
Adjustment to reconcile net loss to net cash used in operating activities:
Change in operating assets and liabilities:
Prepaid expenses	10,000	(7,000)
Accounts payable and accrued expenses	203,797	111,846

Net cash used in operating activities	(100,083)	(186,747)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of notes payable	21,000	161,083
Advances from officer	79,083	25,664

Net cash provided by financing activities	100,083	186,747

NET CHANGE IN CASH	-	-
Cash at beginning of year	-	-

CASH AT END OF YEAR	$-	$-

SUPPLEMENTAL DISCLOSURE FOR OPERATING ACTIVITIES:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

NON-CASH FINANCING AND INVESTING ACTIVITIES:
Conversion of common stock for series A preferred stock	$5,000	$-

The accompanying footnotes are an integral part of these unaudited consolidated financial statements.

INTEGRATED CANNABIS SOLUTIONS, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – INCORPORATION AND OPERATIONS

Prior Planned Operations

Integrated Cannabis Solutions, Inc. and Subsidiary (the “Company”) is a Nevada corporation and publicly traded company under the ticker "IGPK". The Company was formed on December 31, 2003 and has had nominal operations during the nine months ended September 30, 2022 and the year ended December 31, 2021. The Company previously planned to process hemp or biomass into Cannabidiol (“CBD”) by establishing a processing plant in Wisconsin to supply manufacturers or pharmaceutical companies for their manufacture, distribution, and sale of CBD related products such as edibles for human consumption, vitamins, and multi-vitamins, and topical products for human use such as oils, tinctures, creams, oils and salves, and vaping liquids. Additionally, the Company planned to promote and assist in the establishment of a co-op with local farmers for the purpose of establishing a consistent supply of biomass and enter into long term supply contracts. On January 3, 2022, the Company publicly announced it will not be renewing its Hemp licenses in Wisconsin since the Hemp market prices have dropped due to the increased number of new farmers. As of January 3, 2022, the Company is no longer pursuing a Hemp related business. On May 21, 2019, the Company formed Integrated Farming Solutions, LLC as a limited liability company, in the state of Nevada. Integrated Farming Solutions, LLC is a wholly owned subsidiary and has not yet begun operations.

 New Business Plan of Athleisure Wear and Management of Cannabis Companies

Upon the closing of the transaction described below, we conducted operations in the Athleisure apparel business, as follows:

Consolidated Apparel, Inc.

On December 13, 2021, as noted in Note 9, Integrated Holding Solutions (“IHS” or the “Buyer’), which is the Company’s wholly owned subsidiary, as the Buyer, entered into an Acquisition Agreement with Consolidated Apparel, Inc. (“Consolidated” or the “Seller”) and Eugene Caiazzo, its owner (“Caiazzo”), the Sellers in the Agreement, providing for IHS' acquisition of 100% of Consolidated’s shares owned by Caiazzo in return for the Buyer’s consideration to the Seller of 328,000 shares of the Company’s Convertible/Redeemable Series B par value $1.00 Preferred shares to Caiazzo.

As noted in Note 10 (Subsequent Events), we closed the Consolidated transaction on October 3, 2022 pursuant to an October 3, 2022 Addendum Agreement between the parties.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION

The accompanying unaudited interim consolidated financial statements of Integrated Cannabis Solutions, Inc. and Subsidiary (formerly Integrated Cannabis Solutions, Inc. and Subsidiary) have been prepared in accordance with accounting principles generally accepted in the United States of America and should be read in conjunction with the audited financial statements and notes thereto. In the opinion of management, such statements reflect all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the condensed financial statements of the Company as of September 30, 2022 and for the nine months ended September 30, 2022 and 2021. The results of operations for the nine months ended September 30, 2022 are not necessarily indicative of the results to be expected for the full year the full year ending December 31, 2022 or any other period. These unaudited condensed financial statements should be read in conjunction with the audited consolidated financial statements and related disclosures of the Company as of December 31, 2021 and for the year then ended included elsewhere in this filing.

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

Loss per Share

In accordance with the provisions of ASC 260, “Earnings Per Share”, net loss per share is computed by dividing net loss by the weighted-average shares of common stock outstanding during the period. During a loss period, the effect of the potential exercise of stock options and convertible debt are not considered in the diluted loss per share calculation since the effect would be anti-dilutive. The results of operations were a net loss for the nine months ended September 30, 2022 and 2021, therefore, the basic and diluted weighted-average shares of common stock outstanding were the same for all years. The anti-dilutive shares of common stock outstanding as of September 30, 2022 and December 31, 2021 were as follows:

	September 30,	December 31,
	2022	2021
Potentially dilutive securities:
Series A Preferred Stock	49,470,000,000	49,520,000,000
Series B Preferred Stock	-	-
Series C Preferred Stock	540,000,000	172,303,765

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

INTEGRATED CANNABIS SOLUTIONS, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 – GOING CONCERN

At September 30, 2022, the Company had a working capital deficit of $1,373,831 and we had not yet commenced its plan of operations. The Company’s current liquidity resources are not sufficient to fund its anticipated level of operations for at least the next 12 months from the date these financial statements were issued. As a result, there is substantial doubt regarding the Company’s ability to continue as a going concern.

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

NOTE 4 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

As of September 30, 2022 and December 31, 2021, accounts payable and accrued expenses consisted of the following:

	September 30, 2022	December 31, 2021
Accounts payable	$42,921	$18,745
Accrued payroll	545,000	410,000
Accrued interest payable	88,462	58,274
Total	$676,383	$487,019

NOTE 5 – RELATED PARTY TRANSACTIONS

The Chief Executive Officer/Chairman of the Board (“CEO”) advanced $79,083 to the Company by paying expenses on its behalf during the nine months ended September 30, 2022 for working capital purposes. The Company accrues $500 per month for rent and use of the CEO’s office space. The loans bear interest at 10% per annum and are payable on demand. The balance of the loans was $233,455 and $154,372 and accrued interest was $44,074 and 29,641 as of September 30, 2022 and December 31, 2021, respectively. Interest expense was $14,432 and $8,843 for the nine months ended September 30, 2022 and 2021, respectively

NOTE 6 – NOTES PAYABLE

A third-party lender advanced the Company $3,500 from a third-party lender by paying expenses on behalf of the Company during the nine months ended September 30, 2022. In prior periods, the Company was advanced a total of $391,419 for working capital purposes under a demand note. The advances accrue interest at 10% per annum and are due on demand. The balance on the note was $394,919 and $391,419 and accrued interest was $86,960 and $57,641 as of September 30, 2022 and December 31, 2021, respectively. Interest expense was $29,419 and $24,043 for the nine months ended September 30, 2022 and 2021, respectively.

The Company was advanced $17,500 from a third-party lender by paying expenses on behalf of the Company during the nine months ended September 30, 2022. In prior periods, the Company was advanced a total of $7,500 for working capital purposes under a demand note. The advance accrues interest at 10% per annum and is due on demand. The balance on the note was $25,000 and $7,500 and accrued interest was $1,403 and $633 as of September 30, 2022 and December 31, 2021, respectively. Interest expense was $770 and $444 for the nine months ended September 30, 2022 and 2021, respectively.

NOTE 7 – STOCKHOLDERS’ EQUITY

During July 2022, a holder of 500 shares of our Preferred Series A stock converted those shares into 25,000,000 shares of the Company’s common stock as per the terms of the agreement, with no gain or loss recorded.

INTEGRATED CANNABIS SOLUTIONS, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

During August 2022, a holder of 500 shares of our Preferred Series A stock converted those shares into 25,000,000 shares of the Company’s common stock as per the terms of the agreement, with no gain or loss recorded.

NOTE 8 – COMMITMENTS AND CONTINGENCIES

The Company from time to time is party to certain lawsuits, legal proceedings and various claims relating to matters in the normal course of its business.

On January 1, 2018, the Company entered into an employment agreement with the CEO. Under the terms of the employment agreement, the Company is required to pay the CEO a salary at a rate of $180,000 for the 2018 calendar year, $300,000 for the 2019 calendar year, and $500,000 for the 2021 calendar year. The Company has accrued $545,000 and $410,000 as of September 30, 2022, and December 31, 2021, respectively, and recognized $135,000 and $135,000 in wage expenses for the nine months ended September 30, 2022, and 2021, respectively. This agreement terminated on December 31, 2021 and all accrued wages for base salaries for 2017, 2018, and 2019 were written down and reduced to $50,000 in total, for year ending 2020 the base salary was set at $180,000. The Employment Agreement was extended until 6/30/22 at the same rate of $180,000.

NOTE 9 – STATUS OF ACQUISITION AGREEMENT, HEMP BUSINESS, NAME CHANGE, CLASSES OF PREFERRED SHARES

Status of Acquisition Agreement - Consolidated Apparel, Inc.

On December 13, 2021, Integrated Holdings Solutions, Inc. (“IHS’ or “Buyer’), the Company’s wholly owned subsidiary, completed an Acquisition Agreement with Consolidated Apparel, Inc. (“Consolidated” or “Seller”) and Eugene Caiazzo (“Caiazzo”), which rescinded a September 1, 2021 agreement and provided for IHS’ acquisition of 100% of Consolidated in return for the Company’s consideration to the Buyer of 328,000 shares of the Company’s Convertible/Redeemable Series B par value $1.00 Preferred shares to Caiazzo. Further, the terms provide that: (a) Caiazzo shall remain as Consolidated’s President and manage Consolidated’s operations; (b) Integrated Cannabis’ director will appoint Caiazzo as a member of the Company’s Board of Directors; (c) IHS and Caiazzo will complete an Employment Agreement providing for Caiazzo’s responsibilities as Consolidated’s President; (d) subject to negotiation between the Parties, Consolidated will grant Cashless stock options to Caiazzo.

As of September 30, 2022, and December 31, 2021, the Consolidated Acquisition Agreement had not yet closed but did close on October 3, 2022 pursuant to an October 3, 2022 Addendum to the December 31, 2021 Consolidated Acquisition Agreement (See Note 10).

Termination of Hemp Business

On January 3, 2022, the Company publicly announced it will not be renewing its Hemp licenses in Wisconsin since the Hemp market prices have dropped due to the increased number of new farmers. As of January 3, 2022, the Company is no longer pursuing a Hemp related business.

Name Change

During June 2022, the Company approved by shareholder consent a change to the Company’s name from Integrated Cannabis Solutions, Inc. changed to “Integrated Holding Solutions, Inc.”, which name change is subject to FINRA review and approval.

July 21, 2022 Amended and Restated Certificate of Designation – Series A, B, C Preferred Stock

On July 21, 2022, our Board of Directors approved the Amended and Restated Certificate of Designation, including the rights, preferences, and limitations assigned to Series A, Series B, and Series C of 5,000,000 of our Preferred Shares, as follows:

INTEGRATED CANNABIS SOLUTIONS, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

•	10,000,000 Series A Preferred Stock A Shares which has 50,000 votes Per Preferred A Share; our Chief Executive Officer owns 987,440 Preferred A Share or 49,372,000,000 votes.
•	1,500,000 Preferred B Shares, each Preferred B share of which may be converted into 20 Common Stock Shares; 598,800 Preferred B Shares of which were issued to GCTR
•	540,000 Preferred C Shares, each Preferred C Share of which may be converted into 1,000 Common Stock Shares, of which our Chief Executive Officer owns all 540,000 Preferred C Shares.

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

NOTE 10 SUBSEQUENT EVENTS

Consolidated Apparel, Inc.

September 1, 2021 Acquisition Agreement

On September 1, 2021, Integrated Holdings Solutions, Inc. (“IHS’ or “Buyer’), our wholly owned subsidiary, as the Buyer, completed an Acquisition Agreement with Consolidated Apparel, Inc. (“Consolidated”) and Eugene Caiazzo (“Caiazzo”), who collectively are the Sellers, providing for IHS' acquisition of 49.5% of Consolidated’s common stock shares owned by Caiazzo (the “September 1, 2021 Agreement).

December 13, 2021 Acquisition Agreement

(100% Acquisition/Rescission of September 1, 2021 Agreement)

On December 13, 2021, IHS completed an Acquisition Agreement with Consolidated and Caiazzo, which rescinded the September 1, 2021 Agreement and provided for IHS’ acquisition of 100% of Consolidated in return for consideration of 328,000 shares of our Convertible/Redeemable Series B par value $1.00 Preferred shares to Caiazzo. Integrated's Series B convertible preferred stock converts into common stock at the option of the holder at the rate of 1 share of Series B convertible preferred into 20 shares of common stock. Further, the terms provide that post-acquisition: (a) Caiazzo shall remain as Consolidated’s President and manage Consolidated’s operations; (b) our Board of Directors will appoint Caiazzo as our Board member; (c) IHS and Caiazzo will complete an Employment Agreement providing for Caiazzo’s responsibilities as Consolidated’s President; (d) subject to negotiation between the Parties, we will grant Stock Options to Caiazzo with Cashless provisions.

October 3, 2022 Addendum to December 13, 2021 Acquisition Agreement

On October 3, 2022, we amended the December 13, 2021 Acquisition Agreement, via an Addendum providing for the following amended terms in the Consideration Section (Section 2) of the December 13, 2021 Acquisition Agreement:

•	2.1 The Purchase Price to be paid by the Buyer is $1,200,000 as further provided for in terms 2.2 – 2.4.

•	2.2 IHS shall assume Consolidated’s outstanding debt of $950,000.00 as of September 30, 2022 (“Assumption of Debt Amount”).

•	2.3 $37,477,840 of the Assumption of Debt Amount by IHS shall be exchanged with 175,000,000 Common Stock Shares of Integrated Cannabis valued at $0.002 to be issued to Caiazzo.

•	2.4 IHS shall issue a Promissory Note for $250,000 to Caiazzo attached hereto as Exhibit A in exchange for 250,000 common stock shares of Consolidated owned by Caiazzo to be issued to IHS.

INTEGRATED CANNABIS SOLUTIONS, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Upon the closing of our 100% acquisition on October 3, 2022, Consolidated became our wholly owned subsidiary. Since 2017, Consolidated has conducted its principal business activities in the development, marketing and distribution of customized Performance Apparel using its dba branded names, Native Outfitters and Incite Performance Wear. The sale of Consolidated’s products occurs in the leisure market.

Status of Acquisition Agreement and 49.9% Acquisition – GCTR Management, LLC

On January 26, 2022, the Company’s wholly owned subsidiary, Integrated Holding Solutions, Inc. (the “Buyer”), entered into an Acquisition Agreement (the “Agreement”) with GCTR Management, LLC, a California Limited Liability Company (the “Seller” or “GCTR”) in the business of managing cannabis companies, and its Managing Member. As of September 30, 2022, the agreement terms have not been completed and the transaction has not closed, but it provides for the Buyer’s acquisition of 100% of the Seller’s Membership Units in return for consideration to the Seller of 1,200,000 Preferred B Shares (“Preferred B Share Consideration”) of the Company. For a period of 12 months following the closing date, should the Seller’s revenue exceed certain specified levels specified in the Agreement, the Buyer will be required to pay the Seller additional monetary consideration pertaining to those specified revenue levels. Further, the terms provide that: (a) upon the closing, the Seller shall become the Buyer’s wholly owned subsidiary; (b) the operations of the Seller shall become the operations of the Buyer; (c) the Managing Member of the Seller shall manage GCTR’s operations; and (d) the Buyer will have redemption rights to purchase back the Preferred B Share Consideration within 6 months of our issuance of said shares on the Buyer’s behalf to the Seller at $10.00 per Preferred Share (“Redemption Rights”). The Buyer has the right to extend the Redemption Rights for an additional 6-month period.

On March 17, 2022, the Company amended the January 26, 2022 agreement with GCTR providing for the Company’s purchase of 49.9% of the Seller with the Company’s option to purchase the remaining 50.1% of GCTR within 6 months of the date of the March 17, 2022 Agreement. The March 17, 2022 Agreement provides for an exchange of our Preferred B Shares with the Seller’s 598,800 Membership Units, as more specifically detailed in Note 8 below for the respective 49.9% and 50.1% purchases, respectively, which 49.9% exchange and corresponding 49.9% purchase of GCTR executed on or about March 22, 2022.

October 25, 2022 Rescission Agreement Rescinding the March 17, 2022 GCTR Agreement

On October 25, 2022, we and GCTR agreed to rescind the March 17, 2022 Agreement. Further, the Parties agreed to work together to complete a new transaction and in connection therewith to complete the required GAAP financial statements.

October 24, 2022 Acquisition Agreement – MTO Wear, LLC

On October 24, 2022, Integrated Holdings Solutions, Inc. (“IHS’ or “Buyer’), our wholly owned subsidiary, as the Buyer, completed an Asset Purchase Agreement (the “Agreement”) with MTO Wear, LLC (the “Seller” or “MTO Wear”), a Florida Limited Liability Company to purchase and acquire from the Seller, only the accounts of the Seller, which consist of names, addresses, phone numbers, and email addresses of previous buyers, which Agreement is filed herein as Exhibit 10.1 in return for consideration by the Buyer of $240,000 in the form of a promissory note attached hereto as Exhibit 10.2 obligating the Buyer to pay the Seller $240,000 for the Purchased Assets at 8% with monthly payments of $10,000 beginning on January 15, 2023, and a balloon payment of the balance on July 15, 2023.

November 8, 2022 Press Release filed in November 8, 2022 Form 8-K titled “Integrated Cannabis to Acquire 3 Operating Entities in the Cannabis Space”.

On November 8, 2022, we published a press release as filed with our November 8, 2022 Form 8-K stating that upon formation of a newly wholly owned subsidiary, Houdini Group, Inc., we intend to acquire 3 operating Cannabis entities in California: Houdini Labs, GCTR Management and the Tahoe Group.  The press release also states that our goal is to complete the audits for these entities before the end of March 2022.

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

We are a Nevada corporation publicly traded company under the ticker "IGPK". We were formed on December 31, 2003 and had nominal operations during the years ended December 31, 2021 and 2020. Under our prior business plan, we planned to process hemp or biomass into Cannabidiol (“CBD”) by establishing a processing plant in Wisconsin to supply manufacturers or pharmaceutical companies for their manufacture, distribution, and sale of CBD-related products such as edibles for human consumption, vitamins, and multi-vitamins, and topical products for human use such as oils, tinctures, creams, oils and salves, and vaping liquids. We also planned to promote and assist in the establishment of a co-op with local farmers for the purpose of establishing a consistent supply of biomass and enter into long-term supply contracts. On May 21, 2019, the Company formed Integrated Farming Solutions, LLC as a limited liability company, in the state of Nevada. Integrated Farming Solutions, LLC is a wholly owned subsidiary and has not yet begun operations.

On December 13, 2021, we completed an agreement with Consolidated Apparel to acquire 100% of Consolidated and pursue the athleisure apparel business, which had not yet closed as of September 30, 2022.

On January 26, 2022, the Company’s wholly owned subsidiary, Integrated Holding Solutions, Inc. entered into an Acquisition Agreement with GCTR Management, LLC and its Managing Member, a California Limited Liability Company in the business of managing cannabis companies providing for the Integrated Holding Solutions’ acquisition of 100% of GCTR. On March 17, 2022, the Company amended the January 26, 2022 agreement with GCTR providing for the Company’s purchase of 49.9% of the Seller with the Company’s option to purchase the remaining 50.1% of GCTR within 6 months of the date of March 17, 2022, Agreement. The March 17, 2022 Agreement provides for an exchange of our Preferred B Shares with the Seller’s 598,800 Membership Units, as more specifically detailed in Note 8 below for the respective 49.9% and 50.1% purchases, respectively, which 49.9% exchange and corresponding 49.9% purchase of GCTR was executed on or about March 22, 2022 and had represented the Company’s closing of its first acquisition upon issuance of the Series B Preferred shares, but said transaction was rescinded on October 25, 2022.

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

Going Concern

On September 30, 2022, we had a working capital deficit of approximately $4,147,161 and we have yet to commence our plan of operations. Our current liquidity resources are not sufficient to fund their anticipated level of operations for at least the next 12 months from the date these financial statements were issued. As a result, there is substantial doubt regarding the Company’s ability to continue as a going concern.

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

For the Three Months Ended September 30, 2022, and September 30, 2021

Revenues

We had no revenues for the three months ended September 30, 2022, and 2021.

Operating Expenses

Our operating expenses for the three months ended September 30, 2022, and 2021 totaled $100,061 and $80,996, respectively. The $19,065 increase is due to a $19,887 increase in professional and legal fees, partially offset by a $822 decrease in general and administrative expenses compared to the 2021 period.

Other Income and Expenses

Total other expenses consisted of interest expense of $15,851 and $13,067 for the three months ended September 30, 2022, and 2021, respectively.

Net Loss

We recognized net losses of $115,912 and $94,063 for the three months ended September 30, 2022 and 2021, respectively. The net losses are due to the $100,061 and $80,996 in operating expenses, as well as the $15,851 and $13,067 in other expenses for years ended three months ended September 30, 2022 and 2021, respectively, as discussed above.

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

For the Nine Months Ended September 30, 2022 and 2021

Revenues

We had no revenues for the nine months ended September 30, 2022, and 2021.

Operating Expenses

Our operating expenses for the nine months ended September 30, 2022, and 2021 totaled $269,259 and $258,263, respectively. The $10,996 increase in operating expenses is due to a $12,194 increase in professional and legal fees and a $1,198 decrease in general and administrative expenses compared to the 2021 period.

Other Income and Expenses

Total other expenses consisted of interest expense of $44,621 and $33,330 for the nine months ended September 30, 2022 and 2021, respectively.

Net Loss

We recognized net losses of $313,880 and $291,583 for the nine months ended September 30, 2022, and 2021, respectively. The net losses are due to the $269,259 and $258,263 in operating expenses, as well as the 44,621 and $33,330 in interest expenses for the nine months ended September 30, 2022, and 2021, respectively, as discussed above.

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

On September 30, 2022, we had a working capital deficit of $1,373,831 and have yet to commence our plan of operations. Our current liquidity resources are not sufficient to fund our anticipated level of operations. As a result, there is substantial doubt regarding our ability to continue as a going concern. Our ability to continue operations depends on our ability to generate and grow revenue as well as access capital markets when necessary to fund strategic objectives. We expect to continue to incur losses in the immediate future and will need additional equity or debt financing until we can achieve profitability and positive cash flows from operating activities. There is no assurance that the Company will be successful in any capital-raising efforts that it may undertake to fund operations and implement our business plan in the future.

Net Cash Used in Operating Activities.

During the nine months ended September 30, 2022, and 2021, our net cash used in operating activities was $100,083 and $186,747, respectively. During the nine months ended September 30, 2022, cash flows used in operations mainly consist of net losses as discussed above, partially offset by increases of $10,000 and $203,797 in prepaid expenses and accounts payable and accrued expenses, respectively. During the nine months ended September 30, 2021, net we had net losses of $291,593 and decreases of $7,000 in prepaid expenses, partially offset by increases of $203,797 in accounts payable and accrued expenses. Our primary uses of funds in operations were payments made for legal and professional costs.

Net Cash Provided by Investing Activities.

We had no cash investing activities during the nine months ended September 30, 2022, and 2021.

Net Cash Provided by Financing Activities.

Net cash provided by financing activities during the nine months ended September 30, 2022, and 2021 totaled $100,083 and $186,747, respectively. We received $79,0836 and $25,664 in officer advances and $21,000 and $135,883 in proceeds from the issuance of notes payable during the nine months ended September 30, 2022, and 2021, respectively.

Cash Position and Outstanding Indebtedness.

Our total indebtedness on September 30, 2022, and December 31, 2021, was $1,373,831 and $1,069,951, respectively, all of which are considered current liabilities. Current liabilities consist primarily of accounts payable and accrued expenses, advances from officer, and notes payable.

At September 30, 2022 and December 31, 2021, we had $0 and $10,000 current assets and our working capital deficit was $1,373,831 and $1,059,951, respectively.

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

As of September 30, 2022, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and our principal financial officer of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this report.

The determination that our disclosure controls and procedures were not effective as of September 30, 2022, is a result of not having adequate staffing and supervision within the accounting operations of our Company. The Company plans to expand its accounting operations as the business of the Company expands.

MANAGEMENT’S QUARTERLY REPORT ON INTERNAL CONTROLS OVER FINANCIAL REPORTING CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

There have been no changes in our internal controls over financial reporting during the quarter ended September 30, 2022, that have materially affected or are reasonably likely to materially affect our internal controls.

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

We have included risk factors pertaining to Covid-19 on page 7.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINING SAFETY DISCLOSURE

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Description
31.1	Certification of the Chief Executive Officer and Chief Financial Officer Pursuant to Rule 13a-14 or 15d-14 of the Exchange Act Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C., Section 1350 as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.
101.INS *	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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

INTEGRATED CANNABIS SOLUTIONS, INC.

Date: November 15, 2022	By:	/s/ Matthew Dwyer
Matthew Dwyer
Chief Executive Officer
(Principal Executive Officer & Chief Executive Officer)

By:	/s/ Matthew Dwyer
Matthew Dwyer
Chief Financial Officer
(Chief Financial Officer/Chief Accounting Officer)

